Form 10-Q
period 2022-03-31
Swiftmerge Acquisition Corp.
filed 2022-05-19
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number:
001-41164

Swiftmerge Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4318 Forman Ave Toluca Lake, CA	91602
(Address of principal executive offices)	(Zip Code)
(424)
431-0030
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	IVCPU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	IVCP	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	IVCPW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
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
the Exchange Act).     Yes  ☒    No  ☐
As of May
1
7
,
2022, 22,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 5,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from February 3, 2021 (inception) through March 31, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2022 (unaudited) and for the period from February 3, 2021 (inception) through March 31, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from February 3, 2021 (inception) through March 31, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(this “Report”), including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described under the heading “Risk Factors” in Item 1A of Part I in our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 8, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.
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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEET
S

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$677,466	$875,831
Prepaid expenses	974,527	1,075,033

Total current assets	1,651,993	1,950,864
Investments held in Trust Account	227,272,023	202,000,481

TOTAL ASSETS	$228,924,016	$203,951,345

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,655	$33,057
Accrued offering costs	320,185	320,185
Due to Sponsor	2,284	2,284
Accrued expenses	216,311	79,875
Accrued expenses - related party	3,000	—

Total current liabilities	562,435	435,401
Deferred underwriting fee payable	7,875,000	7,000,000

Total liabilities	8,437,435	7,435,401

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 22,500,000 and 20,000,000 shares at redemption value of $10.10 at March 31, 2022 and December 31, 2021, respectivel y	227,250,000	202,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding ( e xcluding 22,500,000 and 20,000,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 and 5,750,000 issued and outstanding at March 31, 2022 and December 31, 2021, respectively (1)	562	575
Additional paid-in capital	—	—
Accumulated deficit	(6,763,981)	(5,484,631)

Total Shareholders’ Deficit	(6,763,419)	(5,484,056)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$228,924,016	$203,951,345

(1)
Includes up to 750,000 Class B ordinary shares subject to forfeiture as of December 31, 2021 if the over-allotment option was not exercised in full or in part by the underwriter. On January 18, 2022, in connection with the partial exercise the underwriter’s over-allotment option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period From February 3, 2021 (Inception) Through March 31, 2021
Formation and operating costs	$425,905	$6,728

Loss from operations	(425,905)	(6,728)
Loss on sale of Private Placement Warrants	(30,000)	—
Gain on investments held in Trust Account	21,542	—

Net loss	$(434,363)	$(6,728)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,000,000	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.02)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,500,000	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,961,250)	(845,000)	(2,806,250)
Net loss	—	—	—	—	—	(434,363)	(434,363)

Balance at March 31, 2022	—	$—	5,625,000	$562	$—	$(6,763,981)	$(6,763,419)

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(6,728)	(6,728)

Balance at March 31, 2021	—	$—	5,750,000	$575	$24,425	$(6,728)	$18,272

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2022	For the period from February 3, 2021 (inception) through March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(434,363)	$(6,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation and operating costs through due to related party	—	6,268
Payment of formation and operating costs through promissory note - related party	—	460
Loss on sale of Private Placement Warrants	30,000	—
Realized gain on investments held in Trust Account	(21,542)	—
Changes in operating assets and liabilities:
Prepaid expenses	100,506	—
Accounts payable	(12,402)	—
Accrued expenses	136,436	—
Accrued expenses - related party	3,000	—

Net cash used in operating activities	(198,365)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(25,250,000)	—

Net cash used in investing activities	(25,250,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	24,500,000	—
Proceeds from sale of Private Placement Warrants	750,000	—

Net cash provided by financing activities	25,250,000	—

Net Change in Cash	(198,365)	—
Cash - Beginning of period	875,831	—

Cash - End of period	$677,466	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$327,451

Deferred offering costs included in due to related party	$—	$24,700

Accretion of Class A ordinary shares subject to redemption to redemption value	$2,806,250	$—

Deferred underwriting fee payable	$875,000	$—

Forfeiture of Class B ordinary shares by Sponsor	$13	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On January 18, 2022, the Company announced the closing of its sale of an additional 2,500,000 Units pursuant to the partial exercise by the underwriter of its over-allotment option (the “Over-Allotment Option”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 750,000 Private Placement Warrants to the Sponsor, generating gross proceeds to the Company of $750,000.
Following the closing of the Initial Public Offering (including the closing of the Over-Allotment Option), an aggregate amount of $227,250,000 was placed in the Company’s trust account (the “Trust Account”) established in connection with the Initial Public Offering, invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
Transaction costs related to the issuances described above amounted to $26,958,716, consisting of $4,500,000 of cash underwriting fees, $7,875,000 of deferred underwriting fees, $13,605,750 for the excess fair value of founder shares attributable to the Anchor Investors (as described in Note 5) and $977,966 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The underwriter has agreed to waive its rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial redemption amount of $10.10 per share.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the Company’s independent registered public accounting firm), or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity
As of March 31, 2022, the Company had cash held outside of the Trust Account $677,466 and a working capital surplus of $1,089,558.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form
10-K
as filed with the SEC on April 8, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $677,466 and $875,831 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gains on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
capital and accumulated deficit.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross proceeds	$225,000,000	$200,000,000
Less:
Proceeds allocated to Public Warrants	(12,650,000)	(11,400,000)
Issuance costs allocated to Class A ordinary shares	(24,864,388)	(23,558,138)
Plus:
Accretion of carrying value to redemption value	39,764,388	36,958,138

Class A ordinary shares subject to possible redemption	$227,250,000	$202,000,000

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A -
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,958,716, consisting of $4,500,000 of cash underwriting fees, $7,875,000 of deferred underwriting fees, $13,605,750 for the excess fair value of founder shares attributable to the Anchor Investors (as described in Note 5) and $977,966 of other offering costs. As such, the Company recorded $24,864,388 of offering costs as a reduction of temporary equity and $2,094,328 of offering costs as a reduction of permanent equity.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement in the calculation of diluted loss per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period From February 3, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(347,490)	$(86,873)	$—	$(6,728)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,000,000	5,500,000	—	5,000,000
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$—	$(0.00)
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
Warrant Classification
The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815,
Derivatives and Hedging
(“ASC 815”) under which the warrants meet the criteria for equity treatment and are recorded as equity.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021.
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsor and Anchor Investors purchased an aggregate of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement that occurred simultaneously with the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants were sold in a private placement consisting of the following amounts: (i) the Sponsor, 5,600,000 warrants (which can increase to 6,500,000 warrants if the Over-Allotment Option is exercised in full) for $5,600,000 in aggregate (which can increase to $6,500,000 if the Over-Allotment Option is exercised in full) and (ii) Anchor Investors, 3,000,000 warrants for $3,000,000 in aggregate. An amount of $6,000,000 of proceeds from the sale of the Private Placement Warrants was added to the Trust Account and an amount of $2,600,000 was deposited into the Company’s operating account. There will be no redemption rights with respect to the Private Placement Warrants if the Company does not complete a Business Combination within the Combination Period.
Simultaneously with the partial exercise by the underwriter of the Over-Allotment Option, the Company sold an additional 750,000 Private Placement Warrants to the Sponsor, generating gross proceeds to the Company of $750,000, which amount was added to the Trust Account.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). In July 2021, the Sponsor

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding (see Note 7). The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriter’s Over-Allotment Option was not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 18, 2022, in connection with the partial exercise the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory Note - Related Party
On February 5, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. On September 14, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. On December 21, 2021 the Company repaid the outstanding balance of $149,172 under the Promissory Note. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of March 31, 2022 and December 31, 2021, there was $2,284 due to Sponsor.
Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On April 8, 2022, the Company entered into Amendment no. 1 to the administrative services agreement (the “services agreement amendment”) with the Sponsor, pursuant to which the payment for office space and certain administrative and support services was reduced from up to $10,000 per month to up to $1,000 per month. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $3,000 in administrative services agreement expenses which are included in accrued expenses - related party in the accompanying condensed balance sheet.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 18, 2022, the Company announced the closing of its sale of an additional 2,500,000 Units pursuant to the partial exercise by the underwriter of its Over-Allotment Option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25,000,000.
The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,500,000 in the aggregate, upon the closing of the Initial Public Offering and including the Units sold pursuant to the Over-Allotment Option. In addition, $0.35 per Unit, or $7,875,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,500,000 and 20,000,000 Class A ordinary shares issued and outstanding, respectively, including 22,500,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,625,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.
On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares. In July 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. On January 18, 2022, in connection with the partial exercise the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to an initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At March 31, 2022 and December 31, 2021, there were 11,250,000 and 10,000,000 Public Warrants outstanding, respectively, and 9,350,000 and 8,600,000 Private Placement Warrants outstanding, respectively. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$227,272,023	$227,272,023	$—	$—
December 31, 202 1
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$202,000,481	$202,000,481	$—	$—

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the services agreement amendment described in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report.
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
Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on February 3, 2021 as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (our “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
Our registration statement for our Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “Public Shares”) at $10.00 per unit, generating gross proceeds of approximately $200 million, and incurring offering costs of approximately $12.6 million, of which approximately $7 million was for deferred underwriting commissions. On January 18, 2022, the underwriter partially exercised its Over-Allotment Option, resulting in 2,500,000 additional units being sold at $10.00 per unit, generating gross proceeds of approximately $25 million.
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
Upon the closing of the Initial Public Offering, the private placement and the Over-Allotment Option, approximately $227.2 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 3, 2021 (inception) through December 31, 2021 and for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $434,363, which resulted from formation and operating costs of $425,905 and a loss on the sale of private placement warrants to our sponsor of $30,000, offset in part by a gain on investments held in the Trust Account of $21,542.

For the period from February 3, 2021 (inception) through March 31, 2021, we had a net loss of $6,728, which resulted entirely from formation and operating costs.
Liquidity and Capital Resources
As of March 31, 2022, the Company had cash held outside of the Trust Account of $677,466 and a working capital surplus of $1,089,558.
Our liquidity needs up to March 31, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of approximately $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the company with working capital loans. To date, there are no amounts outstanding under any working capital loans.
For the three months ended March 31, 2022, net cash used in operating activities was $198,365, which was due to our net loss of $434,363 and a gain on investments held in the Trust Account of $21,542, offset in part by changes in working capital of $227,540 and a loss on the sale of private placement warrants to our sponsor of $30,000.
For the period from February 3, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to net loss of $6,728, offset by the payment of formation and operating costs through due to related party of $6,268 and payment of formation and operating costs through the Promissory Note - related party of $460.
For the three months ended March 31, 2022, net cash used in investing activities of $25,250,000 was the result of the amount of net proceeds from the exercise of the Over-Allotment Option being deposited to the Trust Account.
For the three months ended March 31, 2022, net cash provided by financing activities of $25,250,000 was comprised of $24,500,000 in proceeds from the Initial Public Offering net of underwriting discount paid and $750,000 in proceeds from sale of Private Placement Warrants.
As of March 31, 2022 we had cash of $677,466 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022 and December 31, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of up to $1,000 for office space and administrative support to the company. We began incurring service fees on December 17, 2021 and will continue to incur such fees monthly until the earlier of the completion of the Business Combination and the company’s liquidation.
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

Underwriting Agreement
We granted the underwriter a
45-day
option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter partially exercised the Over-Allotment Option on January 18, 2022, purchasing an additional 2,500,000 Units.
The underwriter is entitled to a deferred fee of $0.35 per unit, or $7,875,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the company completes an initial Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies and Estimates
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
capital and accumulated deficit.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The company has not considered the effect of the warrants sold in the Initial Public Offering as part of the Units and the Private Placement Warrants in the calculation of diluted loss per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
Debt–Debt with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of an unbilled amount due to a third- party service provider. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K,
filed with the SEC on April 8, 2022. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on April 8, 2022.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes, or our failure to comply with such applicable laws and regulations as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
On February 8, 2021, Swiftmerge Holdings, LP, our Sponsor, paid an aggregate of $25,000 to cover certain expenses on behalf of the company in exchange for the issuance of 7,187,500 Founder Shares. In July 2021, our Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in an aggregate of 5,750,000 Founder Shares outstanding. On January 18, 2022, our Sponsor irrevocably surrendered to us for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding. The total number of Class B ordinary shares outstanding after our Initial Public Offering and the expiration of the underwriter’s option to purchase additional Units equaled 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding at such time. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one
basis, subject to adjustment, as described in the prospectus for our Initial Public Offering.
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
These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each Private Placement Warrant is exercisable to purchase one share of our Class A ordinary share for $11.50 as described in the prospectus for our Initial Public Offering. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFTMERGE ACQUISITION CORP.

Date: May 18, 2022	By:	/s/ John Bremner
	Name:	John Bremner
	Title:	Chief Executive Officer

SWIFTMERGE ACQUISITION CORP.

Date: May 18, 2022	By:	/s/ Christopher J. Munyan
	Name:	Christopher J. Munyan
	Title:	Chief Financial Officer