Form 10-Q
period 2022-06-30
Swiftmerge Acquisition Corp.
filed 2022-08-22
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	IVCPU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	IVCP	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	IVCPW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
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
the Exchange Act).    ☒  Yes    ☐  No
As of August
22
, 2022, there
were 22,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 5,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended June 30, 2022 (unaudited) and for the three months ended June 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended June 30, 2022 (unaudited) and for the three months ended June 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the three months ended June 30, 2022 (unaudited) and for the three months ended June 30, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28

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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described or referenced under the heading “Risk Factors” in Item 1A of Part I in our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 8, 2022 and in Item 1A of Part II in our Quarterly Report on Form
10-Q
for the three months ended March 31, 2022, filed with the SEC on May 19, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described or referenced under “Risk Factors” may not be exhaustive.
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

ii

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$578,859	$875,831
Prepaid expenses	572,216	561,405

Total current assets	1,151,075	1,437,236
Prepaid insurance - noncurrent	245,040	513,628
Investments held in Trust Account	227,573,238	202,000,481

TOTAL ASSETS	$228,969,353	$203,951,345

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,210	$33,057
Accrued offering costs	311,430	320,185
Due to Sponsor	2,284	2,284
Accrued expenses	301,462	79,875
Accrued expenses - related party	33,000	—

Total current liabilities	662,386	435,401
Deferred underwriting fee payable	7,875,000	7,000,000

Total liabilities	8,537,386	7,435,401
Commitments and Contingencies (Note 6)
Temporary Equity: Class A ordinary shares subject to possible redemption, $.0001 par value; 22,500,000 and 20,000,000 shares at redemption value at June 30, 2022 and December 31, 2021, respectively	227,473,238	202,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 22,500,000 and 20,000,000 shares subject to possible redemption as of June 30, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 and 5,750,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	562	575
Additional paid-in capital	—	—
Accumulated deficit	(7,041,833)	(5,484,631)

Total Shareholders’ Deficit	(7,041,271)	(5,484,056)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$228,969,353	$203,951,345

(1)
Includes up to 750,000 Class B ordinary shares subject to forfeiture as of December 31, 2021 if the Over-Allotment Option was not exercised in full or in part by the underwriter. On January
18, 2022
, in connection with the partial exercise of the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months ended June 30, 2022	For the Period From February 3, 2021 (Inception) Through June 30, 2021
Formation and operating costs	$355,828	$—	$781,733	$6,728

Loss from operations	(355,828)	—	(781,733)	(6,728)
Loss on sale of Private Placement Warrants	—	—	(30,000)	—
Gain on investments held in Trust Account	301,214	—	322,756	—

Net loss	$(54,614)	$—	$(488,977)	$(6,728)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,500,000	—	22,251,381	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$—	$(0.02)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,625,000	5,000,000	5,562,845	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$0.00	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,961,250)	(845,000)	(2,806,250)
Net loss	—	—	—	—	—	(434,363)	(434,363)

Balance at March 31, 2022	—	—	5,625,000	562	—	(6,763,981)	(6,763,419)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(223,238)	(223,238)
Net loss	—	—	—	—	—	(54,614)	(54,614)

Balance at June 30, 2022	—	$—	5,625,000	$562	$—	$(7,041,833)	$(7,041,271)

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(6,728)	(6,728)

Balance at March 31, 2021	—	—	5,750,000	575	24,425	(6,728)	18,272
Net loss	—	—	—	—	—	—	—

Balance at June 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,728)	$18,272

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriter (see Note 5).
The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2022	For the period from February 3, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(488,977)	$(6,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation and operating costs through due to related party	—	460
Payment of formation and operating costs through promissory note - related party	—	6,268
Loss on sale of Private Placement Warrants	30,000	—
Gain on investments held in Trust Account	(322,756)	—
Changes in operating assets and liabilities:
Prepaid expenses	257,777	—
Accounts payable	(18,848)	—
Accrued expenses	221,587	—
Accrued offering costs	(8,755)	—
Accrued expenses - related party	33,000	—

Net cash used in operating activities	(296,972)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(25,250,000)	—

Net cash used in investing activities	(25,250,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	24,500,000	—
Proceeds from sale of Private Placement Warrants	750,000	—

Net cash provided by financing activities	25,250,000	—

Net Change in Cash	(296,972)	—
Cash - Beginning of period	875,831	—

Cash - End of period	$578,859	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$636,802

Deferred offering costs included in due to related party	$—	$44,675

Accretion of Class A ordinary shares subject to redemption to redemption value	$3,029,488	$—

Deferred underwriting fee payable	$875,000	$—

Forfeiture of Class B ordinary shares by Sponsor	$13	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
(“ASC 480”).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares it holds purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
Business

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the Company’s independent registered public accounting firm), or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had cash held outside of the Trust Account $578,859 and a working capital surplus of $488,689.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Furthermore, unless extended, the Company will have until June 17, 2023 to complete a Business Combination. If a Business Combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the above, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination or extension will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
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
as filed with the SEC on April 8, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $578,859 and $875,831 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of June 30, 2022 and December 31, 2021, the Company had $227,573,238 and $202,000,481 in investments held in the Trust Account, respectively.
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gains on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $223,238 as of June 30, 2022.
As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(11,400,000)
Issuance costs allocated to Class A ordinary shares	(23,558,138)
Plus:
Accretion of carrying value to redemption value	36,958,138

Class A ordinary shares subject to possible redemption at December 31, 2021	202,000,000
Plus:
Proceeds from over-allotment warrants	750,000
Proceeds from over-allotment units less cash underwriting discount	24,500,000
Accretion of carrying value to redemption value	223,238

Class A ordinary shares subject to possible redemption at June 30, 2022	$227,473,238

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,600,000 shares in the calculation of diluted loss per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period From February 3, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(43,691)	$(10,923)	$—	$—	$(391,182)	$(97,795)	$—	$(6,728)

Denominator:
Basic and diluted weighted average shares outstanding	22,500,000	5,625,000	—	5,000,000	22,251,381	5,562,845	—	5,000,000
Basic and diluted net income per ordinary share	$(0.00)	$(0.00)	$0.00	$0.00	$(0.02)	$(0.02)	$0.00	$(0.00)

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 3, 2021 (inception) through June 30, 2021.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 750,000 Private Placement Warrants to the Sponsor, generating gross proceeds to the Company of $750,000, which was added to the Trust Account.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). In July 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding (see Note 7). The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriter’s Over-Allotment Option was not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 18, 2022, in connection with the partial exercise of the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Promissory Note—Related Party
On February 5, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. On September 14, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. On December 21, 2021 the Company repaid the outstanding balance of $149,172 under the Promissory Note. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of June 30, 2022 and December 31, 2021, there was $2,284 due to Sponsor.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On April 8, 2022, the Company entered into Amendment no. 1 to the administrative services agreement with the Sponsor, pursuant to which the payment for office space and certain administrative and support services was reduced from up to $10,000 per month to up to $1,000 per month. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees.
The Company incurred
$33,000 in
administrative services agreement expenses, for the six months ended June 30, 2022, which are included in accrued expenses—related party in the accompanying condensed balance sheet.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 22,500,000 and 20,000,000 Class A ordinary shares issued and outstanding, respectively, including 22,500,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,625,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.
On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares. In July 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. On January 18, 2022, in connection with the partial exercise of the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding.
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

1
6

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At June 30, 2022 and December 31, 2021, there were 11,250,000 and 10,000,000 Public Warrants outstanding, respectively, and 9,350,000 and 8,600,000 Private Placement Warrants outstanding, respectively. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$227,573,238	$227,573,238	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$202,000,481	$202,000,481	$—	$—
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. If we are unable to complete an initial Business Combination within 18 months from the closing of our Initial Public Offering, or June 17, 2023 we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 3, 2021 (inception) through December 31, 2021 and for the three and six months ended June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.
For the three months ended June 30, 2022, we had a net loss of $54,614, which resulted from a gain on investments held in the Trust Account of $301,214, offset by formation and operating costs of $355,828.
For the three months ended June 30, 2021, we had neither net income nor net loss.
For the six months ended June 30, 2022, we had a net loss of $488,977 which resulted from a loss of Private Placement Warrants to our Sponsor of $30,000, offset by a gain on investments held in the Trust Account of $322,756 and formation and operating costs of $781,733.
For the period from February 3, 2021 (inception) through June 30, 2021, we had a net loss of $6,728, which resulted entirely from formation and operating costs.

Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had cash held outside of the Trust Account of $578,859 and a working capital surplus of $488,689.
Our liquidity needs up to June 30, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of approximately $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.
For the six months ended June 30, 2022, net cash used in operating activities was $296,972, which was due to our net loss of $488,977 and a gain on investments held in the Trust Account of $322,756, offset in part by changes in working capital of $484,761 and a loss on the sale of Private Placement Warrants to our Sponsor of $30,000.
For the period from February 3, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0, which was due to net loss of $6,728, offset by the payment of formation and operating costs through due to related party of $460 and payment of formation and operating costs through Promissory Note—related party of $6,268.
For the six months ended June 30, 2022, net cash used in investing activities of $25,250,000 was the result of the amount of net proceeds from the exercise of the Over-Allotment Option being deposited to the Trust Account.
For the six months ended June 30, 2022, net cash provided by financing activities of $25,250,000 was comprised of $24,500,000 in proceeds from Initial Public Offering net of underwriting discount paid and $750,000 in proceeds from sale of Private Placement Warrants.
As of June 30, 2022 we had cash of $578,859 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Unless extended, the Company will have until June 17, 2023 to complete a Business Combination. If a Business Combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the above, we have determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Although the Company intends to consummate a business combination on or before June 17, 2023, it is uncertain whether the Company will be able to do so by this time.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022 and December 31, 2021.

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
The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,500,000 in the aggregate, upon the closing of the Initial Public Offering and including the Units sold pursuant to the over-allotment. In addition, $0.35 per Unit, or $7,875,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $223,238 as of June 30, 2022.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 3, 2021 (inception) through June 30, 2021.
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
Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of an unbilled amount due to a third-party service provider during the preparation of our annual report on Form 10-K as of and for the period ended December 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 18, 2022, the underwriter partially exercised the Over-Allotment Option and purchased an additional 2,500,000 Units, at a price of $10.00 per unit, generating gross proceeds of $25,000,000. In connection with the partial exercise of the Over-Allotment Option, the Sponsor forfeited 125,000 Founder Shares. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 750,000 Private Placement Warrants to the Sponsor, generating gross proceeds to the Company of $750,000. Following the closing of the Over-Allotment Option, an aggregate amount of $227,250,000 has been placed in the Company’s Trust Account established in connection with our Initial Public Offering.
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

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)

10.1	Amendment No. 1 to Administrative Services Agreement between the Company and the Sponsor. (2)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

Exhibit Number	Description

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on April 8, 2022.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFTMERGE ACQUISITION CORP.

Date: August 22, 2022	By:	/s/ John Bremner
	Name:	John Bremner
	Title:	Chief Executive Officer

SWIFTMERGE ACQUISITION CORP.

Date: August 22, 2022	By:	/s/ Christopher J. Munyan
	Name:	Christopher J. Munyan
	Title:	Chief Financial Officer