Form 10-Q
period 2022-09-30
Swiftmerge Acquisition Corp.
filed 2022-11-10
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41164

Swiftmerge Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4318 Forman Ave
Toluca Lake, CA 91602
(Address of principal executive offices and zip code)
(424)
431-0030
(Registrant’s telephone number, including area code)
N/A
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
(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

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
As of November
8
, 2022, 22,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 5,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SWIFTMERGE ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 3, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and for the period from February 3, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 3, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described or referenced under the heading “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on April 8, 2022 and in Item 1A of Part II in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022, filed with the SEC on May 19, 2022 and for the six months ended June 30, 2022, filed with the SEC on August 22, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described or referenced under “Risk Factors” may not be exhaustive.

ii

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

iii

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$531,075	$875,831
Prepaid expenses	554,693	561,405

Total current assets	1,085,768	1,437,236
Prepaid insurance - noncurrent	110,746	513,628
Investments held in Trust Account	228,184,160	202,000,481

TOTAL ASSETS	$229,380,674	$203,951,345

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,425	$33,057
Accrued offering costs	311,430	320,185
Due to Sponsor	2,284	2,284
Accrued expenses	323,682	75,359
Accrued expenses - related part y	40,516	4,516

Total current liabilities	681,337	435,401
Deferred underwriting fee payable	7,875,000	7,000,000

Total liabilities	8,556,337	7,435,401
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,500,000 and 20,000,000 shares issued and outstanding at redemption value of $10.14 and $10.10, respectively.	228,084,160	202,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 22,500,000 and 20,000,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 and 5,750,000 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	562	575
Additional paid-in capital	—	—
Accumulated deficit	(7,260,385)	(5,484,631)

Total Shareholders’ Deficit	(7,259,823)	(5,484,056)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$229,380,674	$203,951,345

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months ended September 30, 2022	For the Period From February 3, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$218,553	$—	$1,000,286	$6,728

Loss from operations	(218,553)	—	(1,000,286)	(6,728)
Loss on sale of Private Placement Warrants	—	—	(30,000)	—
Gain on investments held in Trust Account	610,923	—	933,679	—

Net income (loss)	$392,370	$—	$(96,607)	$(6,728)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,500,000	—	22,335,165	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$—	$0.00	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,625,000	5,000,000	5,583,791	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$0.00	$0.00	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,961,250)	(845,000)	(2,806,250)
Net loss	—	—	—	—	—	(434,363)	(434,363)

Balance at March 31, 2022	—	—	5,625,000	562	—	(6,763,981)	(6,763,419)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(223,238)	(223,238)
Net loss	—	—	—	—	—	(54,614)	(54,614)

Balance at June 30, 2022	—	$—	5,625,000	$562	$—	$(7,041,833)	$(7,041,271)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(610,922)	(610,922)
Net income	—	—	—	—	—	392,370	392,370

Balance at September 30, 2022	—	$—	5,625,000	$562	$—	$(7,260,385)	$(7,259,823)

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(6,728)	(6,728)

Balance at March 31, 2021	—	—	5,750,000	575	24,425	(6,728)	18,272
Net loss	—	—	—	—	—	—	—

Balance at June 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,728)	$18,272
Net loss	—	—	—	—	—	—	—

Balance at September 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,728)	$18,272

(1)	Included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).
The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the period from February 3, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(96,607)	$ (6,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation and operating costs through due to related party	—	460
Payment of formation and operating costs through promissory note - related party	—	6,268
Loss on sale of Private Placement Warrants	30,000	—
Gain on investments held in Trust Account	(933,679)	—
Changes in operating assets and liabilities:
Prepaid expenses	409,594	—
Accounts payable	(29,632)	—
Accrued expenses	248,323	—
Accrued offering costs	(8,755)	—
Accrued expenses - related part y	36,000	—

Net cash used in operating activities	(344,756)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(25,250,000)	—

Net cash used in investing activities	(25,250,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	24,500,000	—
Proceeds from sale of Private Placement Warrants	750,000	—

Net cash provided by financing activities	25,250,000	—

Net Change in Cash	(344,756)	—
Cash - Beginning of period	875,831	—

Cash - End of period	$531,075	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$950,593

Deferred offering costs included in due to related party	$—	$63,751

Accretion of Class A ordinary shares subject to redemption to redemption value	$3,640,410	$—

Deferred underwriting fee payable	$875,000	$—

Forfeiture of Class B ordinary shares by Sponsor	$13	$—

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity, Capital Resources, and Going Concern
As of September 30, 2022, the Company had cash held outside of the Trust Account $531,075 and a working capital surplus of $404,431.
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
F
urthermore, unless extended, the Company will have until June 17, 2023 to complete a Business Combination. If a Business Combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the cash forecast prepared by management as of September 30, 2022, the amounts held in the operating account will
 not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023.
Based on the above, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination or extension will be successful. While management expects to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.
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
as filed with the SEC on April 8, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $531,075 and $875,831 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of September 30, 2022 and December 31, 2021, the Company had $228,184,160 and $202,000,481 in investments held in the Trust Account, respectively.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $834,160 as of September 30, 2022.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(11,400,000)
Issuance costs allocated to Class A ordinary shares	(23,558,138)
Plus:
Accretion of carrying value to redemption value	36,958,138

Class A ordinary shares subject to possible redemption at December 31, 2021	202,000,000
Plus:
Proceeds from over-allotment warrants	750,000
Proceeds from over-allotment units less cash underwriting discount	24,500,000
Accretion of carrying value to redemption value	834,160

Class A ordinary shares subject to possible redemption at September 30, 2022	$228,084,160

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,600,000 shares in the calculation of diluted loss per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period From February 3, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$313,896	$78,474	$—	$—	$(77,286)	$(19,321)	$—	$(6,728)

Denominator:
Basic and diluted weighted average shares outstanding	22,500,000	5,625,000	—	5,000,000	22,335,165	5,583,791	—	5,000,000
Basic and diluted net income per ordinary share	$0.01	$0.01	$—	$0.00	$0.00	$0.00	$—	$0.00
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
Debt —Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU
2020-06
effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on the financial statements for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 3, 2021 (inception) through September 30, 2021.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrants were charged to shareholders’ deficit. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.
Promissory Note—Related Party
On February 5, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. On September 14, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. On December 21, 2021 the Company repaid the outstanding balance of $149,172 under the Promissory Note. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of September 30, 2022 and December 31, 2021, there was $2,284 due to Sponsor.
Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On April 8, 2022, the Company entered into Amendment no. 1 to the administrative services agreement with the Sponsor, pursuant to which the payment for office space and certain administrative and support services was reduced from up to $10,000 per month to up to $1,000 per month. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $40,516 in administrative services agreement expenses, during
the nine months ended September 30, 2022, which are included in accrued expenses—related party in the accompanying condensed balance s
h
eet.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,500,000 and 20,000,000 Class A ordinary shares issued and outstanding, respectively, including 22,500,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,625,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At September 30, 2022 and December 31, 2021, there were 11,250,000 and 10,000,000 Public Warrants outstanding, respectively, and 9,350,000 and 8,600,000 Private Placement Warrants outstanding, respectively. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$228,184,160	$228,184,160	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$202,000,481	$202,000,481	$—	$—

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

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 3, 2021 (inception) through December 31, 2021 and for the three and nine months ended September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had a gain of $392,370, which resulted from a gain on investments held in the Trust Account of $610,923, offset by formation and operating costs of $218,553.

For the three months ended September 30, 2021, we had neither net income nor net loss.

For the nine months ended September 30, 2022, we had a net loss of $96,607 which resulted from a loss of Private Placement Warrants to our Sponsor of $30,000, offset by a gain on investments held in the Trust Account of $933,679 and formation and operating costs of $1,000,286.

For the period from February 3, 2021 (inception) through September 30, 2021, we had a net loss of $6,728, which resulted entirely from formation and operating costs.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash held outside of the Trust Account of $531,075 and a working capital surplus of $404,431.

Our liquidity needs up to September 30, 2022 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of approximately $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the nine months ended September 30, 2022, net cash used in operating activities was $344,756, which was due to our net loss of $96,607 and a gain on investments held in the Trust Account of $933,679, offset in part by changes in working capital of $655,530 and a loss on the sale of Private Placement Warrants to our Sponsor of $30,000.

For the period from February 3, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0, which was due to net loss of $6,728, offset by the payment of formation and operating costs through due to related party of $460 and payment of formation and operating costs through Promissory Note—related party of $6,268.

For the nine months ended September 30, 2022, net cash used in investing activities of $25,250,000 was the result of the amount of net proceeds from the exercise of the Over-Allotment Option being deposited to the Trust Account.

For the period from February 3, 2021 (inception) through September 30, 2021, there was no cash used in or provided by investing activities.

For the nine months ended September 30, 2022, net cash provided by financing activities of $25,250,000 was comprised of $24,500,000 in proceeds from Initial Public Offering net of underwriting discount paid and $750,000 in proceeds from sale of Private Placement Warrants.

For the period from February 3, 2021 (inception) through September 30, 2021, there was no cash used in or provided by financing activities.

As of September 30, 2022 we had cash of $531,075 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Based on the cash forecast we prepared as of September 30, 2022, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023.

Unless extended, the Company will have until June 17, 2023 to complete a Business Combination. If a Business Combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.

Based on the above, we have determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Although the Company intends to consummate a business combination on or before June 17, 2023, it is uncertain whether the Company will be able to do so by this time. While we expect to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,500,000 in the aggregate, upon the closing of the Initial Public Offering and including the Units sold pursuant to the over-allotment. In addition, $0.35 per Unit, or $7,875,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter has waived all rights to the deferred underwriting commissions payable upon completion of any initial Business Combination.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $834,160 as of September 30, 2022.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering as part of the Units and the Private Placement Warrants in the calculation of diluted loss per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 3, 2021 (inception) through September 30, 2021.

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

Item 4. Controls and Procedures.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of an unbilled amount due to a third-party service provider during the preparation of our annual report on Form 10-K as of and for the period ended December 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased, and thus could cause a reduction in the value of our ordinary shares. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, the liquidation of our company or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, the liquidation of our company or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of September 30, 2022, we had a working capital surplus of $388,981, including $531,075 of cash held outside of the Trust Account. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of September 30, 2022 will not be sufficient to allow us to operate until June 17, 2023, the date at which we must complete a Business Combination. While we expect to have sufficient access to additional sources of capital under the working capital loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by June 17, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

Management plans to address this uncertainty through a Business Combination, although it also anticipates that if the working capital loans are provided by our officers, directors and initial shareholders, that will provide sufficient liquidity to meet our working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that financing sources will be available to us on commercially acceptable terms or if at all, or that our plans to consummate a Business Combination will be successful or successful by June 17, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swiftmerge Acquisition Corp.

Date: November 9, 2022	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: November 9, 2022	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer