Form 10-K
period 2022-12-31
Swiftmerge Acquisition Corp.
filed 2023-04-21
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 O R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Swiftmerge Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41164	98-1582153
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4318 Forman Ave Toluca Lake, CA		91602
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (424)
431-0030
Executive Suite 200
100 Park Royal
West Vancouver, BC V7T 1A2
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, 0.0001 par value, and one-half of one redeemable warrant	IVCPU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	IVCP	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of 11.50	IVCPW	The Nasdaq Stock Market LLC
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on Nasdaq, was $220,950,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.82.
As of April 1
7
, 2023, 22,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 5,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
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

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account (as defined below) not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

v

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

•

You will not have any rights or interests in funds from the Trust Account (as defined below), except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

•

The requirement that we consummate an initial business combination within 18 months after the closing of our initial public offering or, if such 18-month period is extended, within such extended period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

•

We may not be able to consummate an initial business combination within 18 months after the closing of our initial public offering or, if such 18-month period is extended, within such extended period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

•

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

•

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

PART I

ITEM 1.	BUSINESS

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not selected any specific business combination target.

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

On February 8, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On July 16, 2021, we effected a share contribution back to capital resulting in the initial holders of Class B ordinary shares holding 5,750,000 Class B ordinary shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On December 17, 2021, our sponsor forfeited, and we sold, up to 225,000 founder shares to each anchor investor at their original purchase price of approximately $0.003 per share, or 2,250,000 founder shares in the aggregate.

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

On January 18, 2022, the company announced the closing of its sale of an additional 2,500,000 units pursuant to the partial exercise by the underwriter of its over-allotment option (the “Over-Allotment Option”). The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $25,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the company sold an additional 750,000 private placement warrants to our sponsor, generating gross proceeds to the company of $750,000.

On February 3, 2022, the company announced that the holders of the company’s units may elect to separately trade the Class A ordinary shares and warrants included in the units commencing on February 4, 2022 by contacting Continental Stock Transfer & Trust Company, the company’s transfer agent, to separate the units into Class A ordinary shares and warrants.

Following the closing of our initial public offering (including the closing of the Over-Allotment Option), an aggregate amount of $227,250,000 was placed in the company’s trust account (the “Trust Account”) established in connection with the initial public offering, invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Our Business Strategy

Our management team, our Board of Directors, Board of Advisors and IVEST have broad and deep relationships across all areas of innovative consumer that have been built over decades of investment, operations, proprietary outreach, deal sourcing, relationships with investment bankers and other brokers, and through IVEST’s global network of operating relationships. Our strategy is to pursue innovative consumer companies including, but not limited to, the below areas of focus. These areas are undergoing tremendous evolution and innovation largely due to the impact that technology has had on how consumers engage, interact, shop and live their lives. The market is growing and shifting, but there are constant trends throughout that haven’t deviated from being of core importance to the consumer. The consumer experience is the driving force behind success in any consumer environment, and technology is enabling innovative consumer companies to drive parabolic growth by addressing the consumer experience in far more efficient ways. Technology focused consumer companies can communicate with their consumers on a level that was previously impossible; augmenting their strategies to better address consumer needs and the consumer experience swiftly. Their technological capabilities allow them to do this ahead of other competitors burdened with more operational inertia because of an inability to leverage technology as effectively. Several key areas of investment focus for our team in identifying a compelling combination candidate include:

•	E-commerce: Companies that are achieving parabolic growth utilizing technology and the ecommerce channel.

•	End-consumer Facing Fintech: Companies that are innovating the way consumers engage in anything money and/or personal finance related.

•

Social Media & Engagement: Companies that assist consumers, brands and other companies market to, share content with, and engage customers and each other, both directly and on various social media platforms.

•	Marketplaces: Websites that facilitate the exchange of goods and services in a niche and efficient environment. Surpassing Amazon utility in their categories.

•	Digital Content: Companies involved in the selling and licensing of digital content.

•	Educational Technology: Online products that are evolving the way youth and adults learn and absorb new information.

•	Virtual /Augmented reality: Companies that are innovating or exploiting growth in virtual reality technologies for entertainment, social interaction, commerce, or business operations.

•	High Growth Food Concepts: Powerful branded food products and concepts that are exhibiting parabolic growth due to innovation and/or tapping into new and growing trends in food consumption.

•	Gaming / Escapism: High growth and monetizable companies that facilitate gaming, escapism and virtual environments.

•	Wellness /Consumer healthcare: Companies that are innovating in the wellness, medical personal care, and healthcare industries; leveraging new technologies, innovations, trends and channels.

•	Retail Enablement: Technologies and services that enable large omni-channel retailers to evolve how they sell products in today’s technology driven consumer environments.

•	On-Demand Platforms: Software that facilitates the delivery of goods and services “on-demand”.

•	Software as a Service: Software with a consumer use case that can be utilized by general and specialized consumer bases, who now universally operate (at least partly) in the digital environment.

•	Consumer Communication Platforms: Tech platforms that facilitate efficient and effective virtual communication between users.

Deal Sourcing

Our management team, Board of Directors, Board of Advisors, and IVEST collectively have decades of experience in sourcing highly unique and compelling acquisitions, at favorable market prices, with beneficial deal structures, that are conducive to driving market beating equity return profiles for investors.

We believe our sponsor team will identify a target combination utilizing our extensive industry relationships and will be assisted and supported by IVEST which has a 9 year track record of sourcing proprietary transactions, as well as an extensive database of contacts across operating companies, private equity, venture capital, investment bankers, consultants, lawyers, accountants, fund of fund managers, and family office investors. Our Board of Directors and Board of Advisors have been strategically chosen to be additive to the deal origination efforts of the sponsor, each coming with their own extensive relationships that will help the sponsor find the right combination candidate.

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

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet Nasdaq’s 80% of net asset test.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process can take a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available for a business combination initially in the amount of $233,289,962 as of April 12, 2023, after payment of the expenses of our initial public offering, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our filings with the SEC or other information publicly available about us, and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers, advisors or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of up to $1,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, executive officers, advisors and directors have entered into an agreement with us, pursuant to which they have agreed, as applicable, to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor, executive officers, advisors and directors, as applicable, have agreed to vote their founder shares and public shares in favor of our initial business combination and the anchor investors have agreed, pursuant to a separate investment agreement with each anchor investor, to vote any founder shares held by them in favor of our initial business combination. As a result, in addition to their founder shares, we would need 8,312,501, or 36.94% (assuming all issued and outstanding shares are voted), or 1,281,251, or 5.69% (assuming only the minimum number of shares representing a quorum are voted), of the 22,500,000 public shares sold in our initial public offering (including the exercise by the underwriter of its over-allotment option) to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event that each of our anchor investors still holds up to 1,980,000 units they each purchased in our initial public offering (or more if they purchased additional units following our initial public offering) and votes in favor of an initial business combination, we would not need any additional public shares sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor, executive officers, advisors and directors have entered into an agreement with us, pursuant to which they have agreed, as applicable, to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which shareholders have the ability to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering or, if such 18-month period is extended, until the expiration of such extended period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 18 months from the closing of our initial public offering to consummate an initial business combination unless such 18-month period is extended. If we have not consummated an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor has entered into an agreement with us, pursuant to which it has agreed to waive its rights to liquidating distributions from the Trust Account with respect to any founder shares it holds if we fail to consummate an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period (although it will be entitled to liquidating distributions from the Trust Account with respect to any public shares it hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, officers, advisors and directors, as applicable, have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account (which as of April 12, 2023, was $176,117) plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at 4318 Forman Ave, Toluca Lake, CA 91602. As of December 31, 2022, the cost for our use of this space was included in the monthly fee of up to $1,000 that we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The requirement that we consummate an initial business combination within 18 months after the closing of our initial public offering or, if such 18-month period is extended, within such extended period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within 18 months after the closing of our initial public offering or, if such 18-month period is extended, within such extended period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 18 months after the closing of the initial public offering or, if such 18-month period is extended, within such extended period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

If we are unable to complete an initial business combination within the 18-month period or, if such 18-month period is extended, within the extended period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 18 months. Our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. If we seek shareholder approval to extend the initial 18-month period in which we have to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns; geopolitical tensions, including between the U.S. and China and between Russia and Ukraine; or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the 18 months following the closing of our initial public offering or, if such 18-month period is extended, for such extended period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, as of April 12, 2023, only approximately $176,117 is available to us outside the Trust Account to fund our working capital requirements. We believe that the funds currently available to us outside of the Trust Account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for 18 months from the closing of our initial public offering (or a shorter period if our business combination is completed during that time or, if such 18-month period is extended, for such extended period); however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Our initial shareholders and anchor investors control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders and anchor investors own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders or anchor investors purchase any additional Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers, advisors or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board of Directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election and our sponsor and anchor investors, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor and anchor investors will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement entered into at the closing of our initial public offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor, directors, officers, anchor investors and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, advisors and directors, as applicable, have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, advisors or directors, as applicable, for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

Of the net proceeds from the closing of our initial public offering and the sale of the private placement warrants, as of April 12, 2023, up to $233,289,962 is available to complete our initial business combination and pay related fees and expenses.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we have not consummated an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, our public shareholders may be forced to wait beyond such 18 months or longer, if extended, before redemption from our Trust Account.

If we have not consummated an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months from the closing of our initial public offering or, if such 18-month period is extended, beyond such extended period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We do not believe that our current principal activities subject us, or that our anticipated principal activities in the future will subject us, to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act of 1940. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

As of April 12, 2023, the net proceeds of the initial public and certain proceeds from the sale of the private placement warrants, in the amount of $233,289,962 is held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $227,250,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.10 per share.

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

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, the market value of listed securities would be required to be at least $75 million (or we would need to satisfy either certain income and stockholders’ equity requirements, stockholders’ equity and operating history requirements or total assets and total revenue requirements) and we would be required to have a minimum of 400 unrestricted round lot holders (with at least 200 of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 177,500,000 and 14,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

None of the private placement warrants will be redeemable by us.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,250,000 Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 9,350,000 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the post-business-combination entity’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

On February 8, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. On July 16, 2021, we effected a share contribution back to capital resulting in the initial holders of Class B ordinary shares holding 5,750,000 Class B ordinary shares (125,000 of which were forfeited in connection with the underwriters’ partial exercise of their over-allotment option). The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. Pursuant to a separate investment agreement with each anchor investor, our sponsor forfeited and we sold an amount up to 225,000 founder shares to each anchor investor (such amount of founders shares dependent on the size of each anchor investor’s participation in our initial public offering) at their original purchase price of approximately $0.003 per share, or up to 2,250,000 founder shares in the aggregate. In addition, our sponsor and the anchor investors purchased an aggregate of 9,350,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($9,350,000 in the aggregate), in a private placement concurrently with the closing of our initial public offering. Each anchor investor purchased up to 300,000 private placement warrants, at a price of $1.00 per warrant (such amount of private placement warrants dependent on the size of each anchor investor’s participation in our initial public offering). A portion of the purchase price of the private placement warrants was added to the proceeds from the closing of our initial public offering to be held in the Trust Account such that at the time of closing of our initial public offering, approximately $202.0 million was held in the Trust Account. If we do not consummate an initial business within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period, the private placement warrants will expire worthless. The personal and financial interests of our executive officers, advisors and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination unless such 18-month period is extended.

Certain of our officers, advisors and directors have direct and indirect economic interests in us and/or our sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

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

We believe we likely were a passive foreign investment company during our taxable years ending December 31, 2021 and December 31, 2022 and believe we likely will be a passive foreign investment company in our taxable year beginning January 1, 2023 (unless we complete a business combination, based on its timing and structure), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a “passive foreign investment company” (“PFIC”) within the meaning of Section 1297(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, such U.S. Holder may be subject to adverse U.S. federal income tax consequences and to additional reporting requirements. We believe we likely were a PFIC during our taxable years ending December 31, 2021 and December 31, 2022, and we believe it is likely that we will be a PFIC for our taxable year beginning January 1, 2023, unless a business combination is completed prior to the end of such year and depending on the timing and structure of such business combination. Accordingly, there can be no assurance with respect to our status as a PFIC for our taxable year beginning January 1, 2023. Furthermore, our PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the U.S. Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election within the meaning of Section 1295 of the Code, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules with respect to their particular circumstances.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income, or otherwise subject it to adverse tax consequences, in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars, including Russia’s invasion of Ukraine; and

•	deterioration of political relations with the United States.

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

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

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

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements, and we may not be able to enforce our legal rights.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As discussed in this Report under “Controls and Procedures,” our management has concluded that, as of December 31, 2022, we had material weaknesses in our internal control over financial reporting related to our review controls over the recording of an unbilled amount due to a third-party service provider and interest income.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our financial condition raises substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a business combination is not consummated or if our maturity date is not extended past such one-year date.

As of December 31, 2022, we had a working capital surplus of $63,250, including $461,914 of cash held outside of the Trust Account. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow us to operate until June 17, 2023, the date at which we must complete a business combination, unless extended. While we expect to have sufficient access to additional sources of capital under the working capital loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by June 17, 2023 or, if the maturity date is extended, by such extended date, there will be a mandatory liquidation and subsequent dissolution of the company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

Management plans to address this uncertainty through a business combination, although it also anticipates that if the working capital loans are provided by our officers, directors and initial shareholders, that will provide sufficient liquidity to meet our working capital needs through the earlier of the consummation of a business combination and one year from the date of this filing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that financing sources will be available to us on commercially acceptable terms or if at all, that our plans to consummate a business combination will be successful or successful by June 17, 2023 or that we will successfully pursue an extension of our maturity date. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The current conflict between Russia and Ukraine has exacerbated market instability and disrupted the global economy and may adversely affect our business, results of operations and financial condition.

The current conflict between Russia and Ukraine has caused uncertainty about economic and political stability, increasing volatility in the credit and financial markets and disrupting the global economy. The United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. There is also a risk that Russia launches sanctions and other retaliatory actions. Additional consequences of the conflict may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia or Ukraine and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain. Any of the foregoing factors, including developments or effects that we cannot yet predict, may adversely affect our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 4318 Forman Avenue, Toluca Lake, CA 91602. As of December 31, 2022, the cost for our use of this space was included in the monthly fee of up to $1,000 that we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

On April 14, 2023, there were 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 26 holders of record of our Class B ordinary shares and 22 holders of record of our warrants.

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

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 3, 2021 as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (our “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Our registration statement for our initial public offering was declared effective on December 14, 2021. On December 17, 2021, we consummated our initial public offering of 20,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “public shares”) at $10.00 per unit, generating gross proceeds of approximately $200 million, and incurring offering costs of approximately $12.6 million, of which approximately $7 million was for deferred underwriting commissions. On January 18, 2022, the underwriter partially exercised its Over-Allotment Option, resulting in 2,500,000 additional units being sold at $10.00 per unit, generating gross proceeds of approximately $25 million. Simultaneously with the closing of the initial public offering, we consummated the private placement of 8,600,000 private placement warrants, at a price of $1.00 per private placement warrant with the sponsor and the anchor investors, generating gross proceeds of approximately $8.6 million. On January 18, 2022, following the underwriter’s exercise of the Over-Allotment Option, the sponsor purchased from the company an additional 750,000 private placement warrants at a price of $1.00 per private placement warrant. Upon the closing of the initial public offering, the private placement and the Over-Allotment Option, approximately $227.2 million of the net proceeds of the initial public offering and certain of the proceeds of the private placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below. If we are unable to complete an initial business combination within 18 months from the closing of our initial public offering, or June 17, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 3, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, as described below, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2022, we had a net income of $1,059,800 which resulted from a gain on investments held in the Trust Account of $2,542,494, offset by formation and operating costs of $1,452,694 and a loss on sale of private placement warrants of $30,000.

For the period from February 3, 2021 (inception) through December 31, 2021, we had a net loss of $482,997, which resulted from formation and operating costs of $139,479, loss on sale of private placement warrants of $343,999, offset in part by unrealized gain on investments held in Trust Account in the amount of $311 and realized gain on investments held in Trust Account of $170.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the company had cash held outside of the Trust Account of $461,914 and a working capital surplus of $63,250.

Our liquidity needs up to December 31, 2022 had been satisfied through a payment of $25,000 from the sponsor to cover certain expenses on behalf of the company in exchange for the issuance of the founder shares, a loan under the promissory note from our sponsor of approximately $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The promissory note was repaid in full on December 21, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide the company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the year ended December 31, 2022, net cash used in operating activities was $413,917, which was due to our net income of $1,059,800 and a gain on investments held in the Trust Account of $2,542,494, offset in part by changes in working capital of $938,585 and a loss on the sale of private placement warrants to our sponsor of $30,000.

For the period from February 3, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,099,296, which was due to net loss of $482,997, realized gain on investments held in the Trust Account of $311, unrealized gain on investments held in the Trust Account of $170 and changes in working capital of $959,817, offset in part by a non-cash loss on the sale of private placement warrants of $343,999.

For the year ended December 31, 2022, net cash used in investing activities of $25,250,000 was the result of the amount of net proceeds from the exercise of the Over-Allotment Option being deposited to the Trust Account.

For the period from February 3, 2021 (inception) through December 31, 2021, net cash used in investing activities of $202,000,000 was the result of the amount of net proceeds from the closing of our initial public offering being deposited to the Trust Account.

For the year ended December 31, 2022, net cash provided by financing activities of $25,250,0000 was comprised of $24,500,000 in proceeds from the initial public offering net of underwriting discount paid and $750,000 in proceeds from the sale of private placement warrants.

For the period from February 3, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $203,975,127 was comprised of $196,000,000 in proceeds from the initial public offering net of underwriting discount paid, $8,600,000 in proceeds from the sale of private placement warrants, $25,000 in proceeds from the issuance of Class B ordinary shares to sponsor and $6,750 in proceeds from the issuance of Class B ordinary shares to anchor investors, partially offset by the payment of $656,623 for offering costs associated with the initial public offering.

As of December 31, 2022, we had cash of $461,914 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an intended initial business combination, the sponsor or an affiliate of the sponsor or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required. If the company completes an initial business combination, the company may repay such loaned amounts out of the proceeds of the Trust Account released to the company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that we do not consummate an initial business combination, the company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-business-combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. To date, there were no amounts outstanding under any of these loans.

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

Based on the cash forecast we prepared as of December 31, 2022, the amounts held in the operating account will not provide the company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023.

Unless extended, the company will have until June 17, 2023 to complete an initial business combination. If an initial business combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the company.

Based on the liquidity condition and the mandatory liquidation, we have determined that there is substantial doubt about the company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Although the company intends to consummate a business combination on or before June 17, 2023, it is uncertain whether the company will be able to do so by this time. While we expect to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 or December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of up to $1,000 for office space and administrative support to the company. We began incurring service fees on December 17, 2021 and will continue to incur such fees monthly until the earlier of the completion of the initial business combination and the company’s liquidation.

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

The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the company’s expected dissolution expenses (up to $100,000). As such, the company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,442,494 as of December 31, 2022.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting related to the recording of an unbilled amount due to a third-party service provider and interest income during the preparation of our Annual Report on Form 10-K as of and for the period ended December 31, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there was no change in our internal control over financial reporting that occurred during the during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Due to the material weaknesses in internal controls related to the recording of an unbilled amount and material weaknesses, we plan to continue communication with third-party service providers and to enhance the level of detail and specificity regarding inquiries of unbilled services and continue performing procedures to identify and review subsequent invoices and disbursements at an appropriate threshold to ensure that the controls continue to operate going forward. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Report, our officers and directors are as follows:

Name	Age	Position
George Jones	71	Chairman of the Board
John “Sam” Bremner*	56	Chief Executive Officer and Director
Christopher J. Munyan*	56	Chief Financial Officer
Aston Loch*	35	Chief Operating Officer and Secretary
General (Ret.) Wesley K. Clark	77	Director
Brett Conrad	62	Director
Dr. Leonard Makowka	68	Director
Dr. Courtney Lyder	56	Director
Sarah Boatman	50	Director

*	Denotes an executive officer.

George Jones— Chairman of the Board since December of 2021. Mr. Jones is the Co-Founder of IVEST. Since its founding in 2013, Mr. Jones has co-headed IVEST and led the oversight of its portfolio companies, as well as its team of operating partners. Mr. Jones brings decades of Fortune 500 c-suite operating experience to the sponsor’s mandate to identify and combine with a leading innovative consumer company. Mr. Jones has led some of the world’s most respected public consumer products and retail companies and has been recognized as a top retail and consumer products CEO. Throughout his career, Mr. Jones has developed a track record of successfully creating shareholder value while serving as the Chief Executive Officer of Borders, Chief Executive Officer of Saks Department Store Group, President of Warner Bros Consumer Products, Chief Executive Officer of Roses Stores and Executive Vice President of Target. Over a 40+ year career, Mr. Jones has served on numerous boards, including Dan Dee International (Chairman), Paladone Products (Chairman), Liz Claiborne, Guitar Center, Saks Inc., Borders Group, Spence Diamonds (Chairman), M&M Food Markets (Chairman), Roses Stores, Lund Industries and the Grammy Foundation (Chairman).

John “Sam” Bremner— Chief Executive Officer since February of 2021 and Director since December of 2021. Mr. Bremner is the Co-Founder of IVEST and leads our management team. Since founding IVEST in 2013, Mr. Bremner has led the IVEST deal team to deploy equity across a broad range of innovative consumer companies. Mr. Bremner has a 20-year track record of sourcing successful proprietary private equity transactions and for the past 8 years has led IVEST’s deal sourcing efforts. Prior to his career in private equity, Mr. Bremner worked in Global M&A consulting for Fujitsu and led the IT post-merger integration team for the largest telecom merger in Canadian history, the Telus/BC Tel merger, which achieved over $300 million in annual IT synergies. Mr. Bremner also built the second largest alternative telecom company in Canada and sold it to Sprint Canada/Rogers Communications.

Christopher J. Munyan— Chief Financial Officer since February of 2021. Mr. Munyan is a highly sophisticated senior executive with extensive experience in leading public companies, omni channel sales management, operations, mergers and acquisitions, strategic planning and building high-performance leadership teams. Mr. Munyan joined IVEST as an Operating Partner in January 2021 and was promoted to Partner in January 2022. Mr. Munyan has over 25 years of broad experience in the consumer industry. He most recently served as the President and CEO of CSS Industries (NYSE: CSS) from 2006 to 2020, when the company was sold to IG Design Group. CSS sold over $350 million annually into the craft, seasonal and gift markets. Mr. Munyan has extensive experience in M&A, having closed over 20 acquisitions during his tenure at CSS Industries. In 2019, Mr. Munyan led his management team to cut over $30 million in expenses at the company. From 2005 to 2006, Mr. Munyan was the Chief Operating Officer of CSS Industries. He was responsible for three operating companies with combined sales of over $500 million. From 1993 to 2005, Mr. Munyan worked for Berwick Offray LLC in various roles, including President. Mr. Munyan led the substantial growth of Berwick Offray through increased market share and acquisitions, including the acquisition of CM Offray in 2002.

Aston Loch— Chief Operating Officer since February of 2021. Mr. Loch is a part of the founding team at IVEST where he has served as Managing Director since 2019. From 2014 to 2019, Mr. Loch was a Vice President at IVEST. Mr. Loch is a sophisticated private equity executive with extensive experience in managing formal financial diligence processes across a broad array of consumer industries. Mr. Loch is an experienced deal maker across strategy and negotiations, specifically managing third party teams, including legal, tax, consultants, insurance, advisors, and accounting during the transaction process. Mr. Loch serves on the board of Dan Dee International, an IVEST portfolio company, and is experienced at investor reporting.

General (Ret.) Wesley K. Clark— Director since December of 2021. General Clark is a businessman, educator, writer and commentator. General Clark serves as Chairman and CEO of Wesley K. Clark & Associates, a strategic consulting firm; Chairman and Founder of Enverra, Inc. a licensed investment bank; Chairman of Energy Security Partners, LLC; as well as numerous corporate boards. In the not-for-profit space, he is a Senior Fellow at UCLA’s Burkle Center for International Relations, Director of the Atlantic Council and Founding Chair of City Year Little Rock/North Little Rock. A best-selling author, General Clark has written four books and is a frequent contributor on TV and to newspapers. General Clark retired as a four star general after 38 years in the United States Army, having served in his last assignments as Commander of US Southern Command and then as Commander of US European Command/ Supreme Allied Commander, Europe. He graduated first in his class at West Point and completed degrees in Philosophy, Politics and Economics at Oxford University (B.A. and M.A.) as a Rhodes Scholar. He worked with Ambassador Richard Holbrooke in the Dayton Peace Process, where he helped write and negotiate significant portions of the 1995 Dayton Peace Agreement. In his final assignment as Supreme Allied Commander Europe he led NATO forces to victory in Operation Allied Force, a 78-day air campaign, backed by ground invasion planning and a diplomatic process, saving 1.5 million Albanians from ethnic cleansing. His awards include the Presidential Medal of Freedom, Defense Distinguished Service Medal (five awards), Silver star, bronze star, and purple heart. In 2019, General Clark founded Renew America Together, a nonprofit organization designed to promote and achieve greater common ground in America by reducing partisan division and gridlock.

Brett Conrad— Director since December of 2021. Mr. Conrad is an industry leading brand builder, investor and philanthropist. Mr. Conrad is the Founder of Longboard Capital Advisors LLC, a Utah based capital management company focusing on the consumer sector, and has served as a director at Longboard Capital Advisors, LLC since 2006. Mr. Conrad was the President of Lululemon USA from 2003 to 2006, working closely with his brother who founded the company to lead Lululemon in becoming one of the globe’s most recognizable brands, synonymous with healthy living and sustainability. Mr. Conrad was the Chairman of the Imagine1day Foundation, an international development organization enabling primary education in Ethiopia, for 7 years. For 3 years, Mr. Conrad served as a Director of Sustainable Streets, a non-profit organization that aims to promote active transportation, such as walking and bicycling, in order to help build healthy, vibrant, livable communities.

Dr. Leonard Makowka— Director since December of 2021. Dr. Makowka is a sophisticated healthcare technology investor and world-renowned medical professional with expertise and global relationships in healthcare and healthcare technology. During his medical career from 1985 to 1995, Dr. Makowka was the Director of Surgery, Director of Transplant Services and Chairman of the Cedar-Sinai Medical Center Department of Surgery. From 1995 to 1997, Dr. Makowka was the Executive Director of St Vincent Medical Centre Comprehensive Liver Disease and Treatment Center and Liver Transplant Program. He was the Chief Scientific Advisor of Universal Detection Systems and a Founding Consultant of IVIVI Technologies (NASDAQ: IVVI). Dr. Makowka served on the board of Hollis Eden Pharmaceuticals (NASDAQ: HEPH) and Kinamed INC (biotech).

Dr. Courtney Lyder— Director since December of 2021. Dr. Lyder is an international expert in gerontology. His clinical research has focused on chronic care issues affecting older adults. More specifically, Dr. Lyder has focused his attention to pressure ulcer prevention, identifying erythema in darkly pigmented skin, wound healing, quality improvement in skilled nursing facilities, and elder patient safety. His research helped shaped the U.S. government’s position on surveying their 16,000 skilled nursing facilities. Most recently, Dr. Lyder served as the lead investigator for pressure ulcer incidence and prevalence in U.S. hospitals. This work assisted the U.S. government’s decision to stop paying for hospital-acquired pressure ulcers. Dr. Lyder served as the Dean of the UCLA School of Nursing from 2008 to 2018. He has over 200 publications. Dr. Lyder is a Fellow of the American Academy of Nursing, the New York Academy of Medicine and the Royal Society of Medicine. In 2011, Dr. Lyder was appointed by U.S. Secretary Kathleen Sebelius to the National Advisory Council for Nursing Research. In 2012, Dr. Lyder was presented with the coveted National League of Nursing, President’s Award and awarded an honorary doctorate from Saint Xavier University for his significant contributions to nursing and advancing health.

Sarah Boatman— Director since December of 2021. Ms. Boatman is the Chief Financial and Operating Officer at Photonic Inc. In this role, Ms. Boatman is responsible for planning and forecasting the overall financial vision for the company to ensure productive financial systems. Ms. Boatman also oversees Photonic’s ongoing operations and procedures, driving sustainable growth. Ms. Boatman is responsible for the development of accounting, budgeting, auditing, internal controls, and sound business practices, as well as directing staff to fulfill this vision. Prior to joining Photonic Inc., Ms. Boatman was the Director of Business Development and Strategy for Microsoft Studios in Vancouver, a role which she held from 2009 to April 2021. In this role, Ms. Boatman worked across the organization to facilitate business and financial planning, business development opportunities, market research, strategic analysis and business reviews. In June 2009, Ms. Boatman joined Microsoft through the acquisition of BigPark where she was the Chief Financial Officer. Prior to joining BigPark, Ms. Boatman was the Director, Financial Planning and Analysis for Electronic Arts Blackbox and Montreal studios, a global leader in digital interactive entertainment. Ms. Boatman served as a Board Director for UBC IMANT from 2010 to 2015. Ms. Boatman served on the AWRS board from 2004 to 2012 and on the BC Premier’s Economic Council from 2008 to 2009. Ms. Boatman holds a Bachelor’s degree in Mechanical Engineering from McGill University and an MBA from Harvard Business School.

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

Nominating Committee

The members of our nominating committee are Sarah Boatman and Dr. Leonard Makowka, and Sarah Boatman serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our Board of Directors has determined that Sarah Boatman and Dr. Leonard Makowka are independent under the Nasdaq listing standards.

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

Compensation Committee

The members of our compensation committee are Sarah Boatman and Brett Conrad, and Sarah Boatman serves as chairman of the compensation committee.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
John “Sam” Bremner	IVEST Consumer Partners, LLC	Consumer Private Equity	Chief Executive Officer and Co-Founder

George Jones	IVEST Consumer Partners, LLC	Consumer Private Equity	Chairman of the Board of Director and Co-Founder

Aston Loch	IVEST Consumer Partners, LLC	Consumer Private Equity	Managing Director and Co-Founder
	Dan Dee International	Consumer Products	Director

Chris Munyan	IVEST Consumer Partners, LLC	Consumer Private Equity	Partner

General (Ret.) Wesley K. Clark	Enverra Capital LLC	Investment Banking	Chairman and Founder
	Energy Security Partners, LLC	Infrastructure Management	Director
	Kolibri Global Energy, Inc.	Energy	Director
	Wesley K. Clark & Associates	Strategic Consulting	Chairman and Chief Executive Officer
	University of California Los Angeles	Public Education	Senior Fellow

Brett Conrad	Longboard Capital Advisors LLC	Investment Management	Founder

Dr. Courtney Lyder	American Academy of Nursing	Professional Organization	Fellow
	New York Academy of Medicine	Professional Organization	Fellow

Sarah Boatman	UBC Investment Management Trust	Investment Management	Director

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

•

Our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or, if such 18-month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Furthermore, in no event will our sponsor or any of our existing officers, advisors or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us via a monthly fee of up to $1,000 per month.

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

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date of our initial public offering through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us via a monthly fee of up to $1,000 per month. In addition, our sponsor, executive officers, advisors, directors or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers, advisors, directors or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of ordinary shares as of April 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 22,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,625,000 Class B ordinary shares outstanding as of April 14, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor or anchor investors because these securities are not exercisable within 60 days of this Report. Additionally, the table below does not include any Class B ordinary shares held by the anchor investors.

Name of Beneficial Owners(1)	Class B ordinary shares		Class A ordinary shares		Approximate Percentage of Voting Control
	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Swiftmerge Holdings, LP (our sponsor)(3)	3,375,000	60%	—	—%	12%
John “Sam” Bremner(4)	—	—%	—	—%	—%
George Jones(4)	—	—%	—	—%	—%
Aston Loch(4)	—	—%	—	—%	—%
Christopher J. Munyan(4)	—	—%	—	—%	—%
General (Ret.) Wesley K. Clark(4)	—	—%	—	—%	—%
Brett Conrad(4)	—	—%	—	—%	—%
Dr. Leonard Makowka(4)	—	—%	—	—%	—%
Dr. Courtney Lyder(4)	—	—%	—	—%	—%
Sarah Boatman(4)	—	—%	—	—%	—%
All officers and directors as a group (nine individuals)	3,375,000	60%	—	—%	12%
Farallon Capital Partners, L.P.(6)	—	—%	1,980,000	8.8%	7.8%
Polar Asset Management Partners Inc.(8)	—	—%	1,980,000	8.8%	7.0%
Sandia Investment Management L.P.(9)	—	—%	1,954,710	8.7%	7.0%
Antara Capital LP(10)	—	—%	1,968,107	8.7%	7.0%
Millennium Group Management LLC(11)	—	—%	1,911,069	8.5%	6.8%
CaaS Capital Management LP(11)	—	—%	1,877,200	8.3%	6.7%
Highbridge Capital Management, LLC(12)	—	—%	1,519,847	6.8%	5.4%
Shaolin Capital Management LLC(7)	—	—%	1,212,512	5.4%	4.3%

(1)	Unless otherwise noted, the business address of each of the following is 4318 Forman Avenue, Toluca Lake, CA 91602.
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

(5)

Based solely on a Schedule 13G filed on December 22, 2021 (as amended by a Schedule 13G/A filed on February 14, 2023), each of the following persons has shared voting and dispositive power over 841,498 Class A ordinary shares of the company: Sculptor Capital LP (“Sculptor”), a Delaware limited partnership and the principal investment manager to a number of private funds and discretionary accounts that hold such Class A ordinary shares (collectively, the “Accounts”); Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor and that also serves as the investment manager to certain of the Accounts; Sculptor Capital Holding Corp. (“SCHC”), a Delaware corporation and the general partner of Sculptor; Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor and that serves as the general partner of Sculptor-II; Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company and the holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II; Sculptor Master Fund, Ltd. (“SCMF”), a Cayman Islands company for which Sculptor is the investment adviser; Sculptor Special Funding, LP (“NRMD”), a Cayman Islands exempted limited partnership that is wholly owned by SCMF; Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), a Cayman Islands company for which Sculptor is the investment adviser; and Sculptor SC II LP (“NJGC”), a Delaware limited partnership for which Sculptor II is the investment adviser. The address of the principal business offices of each of the foregoing persons is 9 West 57 Street, 39th Floor, New York, NY 10019.

(6)

Based solely on a Schedule 13G filed on December 27, 2021 (as amended by Schedules 13G/A filed on February 14, 2022 and February 9, 2023, respectively), Farallon Capital Management, L.L.C., a Delaware limited liability company (the “Management Company”), shares voting and dispositive power of 225,000 Class B ordinary shares held by a special purpose vehicle; Farallon Capital Partners, L.P., a California limited partnership (“FCP”), shares voting and dispositive power of 291,060 Class A ordinary shares; Farallon Capital Institutional Partners, L.P., a California limited partnership (“FCIP”), shares voting and dispositive power of 433,818 Class A ordinary shares; Farallon Capital Institutional Partners II, L.P., a California limited partnership (“FCIP II”), shares voting and dispositive power of 99,396 Class A ordinary shares; Farallon Capital Institutional Partners III, L.P., a Delaware limited partnership (“FCIP III”), shares voting and dispositive power of 57,420 Class A ordinary shares; Four Crossings Institutional Partners V, L.P., a Delaware limited partnership (“FCIP V”), shares voting and dispositive power of 70,092 Class A ordinary shares; Farallon Capital Offshore Investors II, L.P., a Cayman Islands exempted limited partnership (“FCOI II”), shares voting and dispositive power of 863,280 Class A ordinary shares; Farallon Capital F5 Master I, L.P., a Cayman Islands exempted limited partnership (“F5MI”), shares voting and dispositive power of 137,016 Class A ordinary shares; and Farallon Capital (AM) Investors, L.P., a Delaware limited partnership (“FCAMI” and together with FCP, FCIP, FCIP II, FCIP III, FCIP V, FCOI II, F5MI, the “Farallon Funds”), shares voting and dispositive power of 27,918 Class A ordinary shares. Farallon Partners, L.L.C., a Delaware limited liability company (the “Farallon General Partner”), is the general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI and is the sole member of Farallon Institutional (GP) V, L.L.C., a Delaware limited liability company (the “FCIP V General Partner”). FCIP V General Partner is the general partner of FCIP V. Farallon F5 (GP), L.L.C., a Delaware limited liability company (the “F5MI General Partner”), which is the general partner of F5MI, may be deemed to be a beneficial owner of all such shares owned by F5MI. Joshua J. Dapice, Philip D. Dreyfuss, Hannah E. Dunn, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Edric C. Saito, William Seybold, Daniel S. Short, Andrew J. M. Spokes, John R. Warren and Mark C. Wehrly (collectively, the “Farallon Individual Reporting Persons”), as managing members of both the Farallon General Partner and the Management Company and as managers of the FCIP V General Partner and the F5MI General Partner, with the power to exercise investment discretion. Each of the Management Company, the Farallon General Partner, the FCIP V General Partner, the F5MI General Partner, and the Farallon Individual Reporting Persons disclaims any beneficial ownership of any such shares. The address for the persons and entities listed in this footnote is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

(7)

Based solely on a Schedule 13G filed with the SEC on February 11, 2022 (as amended by a Schedule 13G/A filed on February 14, 2023), Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware that serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company; MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC; DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, and managed accounts advised by Shaolin Capital Management LLC, has sole voting and dispositive power over 1,212,512 Class A ordinary shares. The address of the principal business office of Shaolin Capital Management LLC and such managed funds is 230 NW 24th Street, Suit 603, Miami, Florida 33127.

(8)

Based solely on a Schedule 13G filed with the SEC on February 11, 2022 (as amended by a Schedule 13G/A filed on February 13, 2023), Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada that serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Class A ordinary shares directly held by PMSMF, has sole voting and dispositive power over 1,980,000 Class A ordinary shares. The address of the principal business office of Polar Asset Management Partners Inc and PMSMF is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(9)

Based solely on a Schedule 13G filed with the SEC on February 14, 2022 (as amended by a Schedule 13G/A filed on February 14, 2023), each of the following persons has shared voting and dispositive power over 1,954,710 Class A ordinary shares: Sandia Investment Management L.P. (“Sandia”), a Delaware limited partnership, in its capacity as investment manager to a private investment vehicle and separately managed accounts, and Timothy J. Sichler, who serves as managing member of the general partner of Sandia, and in such capacity may be deemed to indirectly beneficially own the securities reported herein. The address of the principal business office of Sandia, Sandia’s managed private investment vehicle accounts, and Mr. Sichler, is 201 Washington Street, Boston, MA 02108.

(10)

Based solely on a Schedule 13G filed with the SEC on March 3, 2022 (as amended by a Schedule 13G/A filed on February 14, 2023), each of the following persons has shared voting and dispositive power over 1,968,107 Class A ordinary shares of the company: Antara Capital LP, a Delaware limited partnership and the investment manager of Antara Capital Total Return SPAC Master Fund LP; Antara Capital GP LLC, a Delaware limited liability company and the general partner of Antara Capital LP; and Himanshu Gulati, the managing member of Antara Capital GP LLC. The business address of each of the foregoing persons is 55 Hudson Yards, 47th Floor, Suite C, New York, NY 10001.

(11)

Based solely on a Schedule 13G filed with the SEC on February 9, 2023, each of the following persons has shared voting and dispositive power over 1,877,200 Class A ordinary shares of the company: CaaS Capital Management LP, a Delaware limited partnership; CaaS Capital Management GP LLC, a Delaware limited liability company and the general partner of CaaS Capital Management LP; and Siufu Fu, the managing member of CaaS Capital Management GP LLC. The business address of each of the foregoing persons is 800 Third Avenue, 26th Floor, New York, NY 10022.

(12)

Based solely on a Schedule 13G filed with the SEC on April 13, 2022 (as amended by a Schedule 13G/A filed on January 26, 2023), each of the following persons has shared voting and dispositive power over 1,911,069 Class A ordinary shares of the company: Millennium Management LLC, a Delaware limited liability company; Millennium Group Management LLC, a Delaware limited liability company and managing member of Millennium Management LLC; and Israel A. Englander, the sole voting trustee of the managing member of Millennium Group Management LLC. The business address of each of the foregoing persons is 399 Park Avenue, New York, NY 10022.

(13)

Based solely on a Schedule 13G filed with the SEC on February 2, 2023, Highbridge Capital Management LLC, a company incorporated under the laws of State of Delaware, has shared voting and dispositive power over 1,519,847 Class A ordinary shares and serves as the investment advisor to certain funds and accounts (the “Highbridge Funds”) that directly hold the Class A ordinary shares. The Highbridge Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Class A ordinary shares. Highbridge SPAC Opportunity Fund, L.P., a Highbridge Fund, has the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the Class A ordinary shares. The business address of each of the foregoing persons is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

Administrative Services Agreement

The company entered into an agreement, commencing on the effective date of our initial public offering, to pay an affiliate of the sponsor a total of up to $10,000 per month for office space, administrative and support services. On April 7, 2022, the administrative services agreement was amended to provide for the reimbursement of the sponsor in a reduced amount of up to $1,000 per month for such services. Upon the completion of an initial business combination, the company will cease paying these monthly fees.

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

Commencing on the date that our securities were first listed on the Nasdaq, we began to pay an affiliate of the sponsor a total of up to $10,000 per month for office space, administrative and support services. Following the entrance into the services agreement amendment, the company has reimbursed the sponsor an amount up to $1,000 per month for such services. Upon the completion of an initial business combination, the company will cease paying these monthly fees. Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, advisors, directors or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, advisors, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 totaled approximately $115,486, compared to $82,190 for the period from February 3, 2021 (inception) through December 31, 2021.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the year ended December 31, 2022 or during the period from February 3, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum any tax fees during the year ended December 31, 2022 or during the period from February 3, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any other fees during the year ended December 31, 2022 or during the period from February 3, 2021 (inception) through December 31, 2021.

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

Exhibit No.	Description

1.1	Underwriting Agreement between the company and BofA Securities, Inc. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust company and the company. (1)

4.2	Specimen Unit Certificate.(2)

4.3	Specimen Ordinary Share Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust company and the company. (1)

10.2	Registration and Shareholder Rights Agreement among the company, our sponsor, the anchor investors and certain directors of the company. (1)

10.3	Private Placement Warrants Purchase Agreement, dated December 14, 2021 between the company and the sponsor. (1)

10.4	Form of Private Placement Warrants Purchase Agreement among the company and each of the anchor investors. (3)

10.5	Letter Agreement among the company, the sponsor and the company’s officers and directors and advisors. (1)

10.6	Administrative Services Agreement between the company and the sponsor. (1)

10.7	Amended and Restated Promissory Note, dated September 14, 2021, issued to sponsor. (3)

10.8	Form of Indemnification Agreement (2).

10.9	Securities Subscription Agreement between Swiftmerge Holdings, LP and the Registrant. (2)

Exhibit No.	Description

10.10	Surrender of Shares and Amendment No. 1 to Securities Subscription Agreement. (3)

10.11	Form of Securities Subscription Agreement between the anchor investors and the Registrant. (4)

10.12	Form of Investment Agreement by and among the Registrant, Swiftmerge Holdings, LP and the anchor investors. (5)

10.13	Form of Amendment No. 1 to Investment Agreement by and among the Registrant, Swiftmerge Holdings, LP and the anchor investors. (6)

10.14	Amendment No. 1 to Administrative Services Agreement between the company and the sponsor. (7)

21	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on March 23, 2021.
(3)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 1, 2021.
(4)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 22, 2021.
(5)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 25, 2021.
(6)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on December 2, 2021.
(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 8, 2022.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2023

SWIFTMERGE ACQUISITION CORP.

/s/ John Bremner
Name:	John Bremner
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ George Jones	Chairman of the Board	April 21, 2023
George Jones

/s/ John Bremner	Chief Executive Officer and Director (Principal Executive Officer)	April 21, 2023
John Bremner

/s/ Christopher J. Munyan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 21, 2023
Christopher J. Munyan

/s/ Aston Loch	Chief Operating Officer	April 21, 2023
Aston Loch

/s/ General (Ret.) Wesley K. Clark	Director	April 21, 2023
General (Ret.) Wesley K. Clark

/s/ Brett Conrad	Director	April 21, 2023
Brett Conrad

/s/ Dr. Leonard Makowka	Director	April 21, 2023
Dr. Leonard Makowka

/s/ Dr. Courtney Lyder	Director	April 21, 2023
Dr. Courtney Lyder

/s/ Sarah Boatman	Director	April 21, 2023
Sarah Boatman

SWIFTMERGE ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from February 3, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period from February 3, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from February 3, 2021 (Inception) Through December 31, 2021	F-7
Notes to the Financial Statements	F-8

REPORT
OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Swiftmerge Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Swiftmerge Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021 the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph - Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. Also, the Company’s business plan is dependent on the completion of a business combination, and management has determined that if the Company is unable to complete a business combination by June 17, 2023, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management.
Our
responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe
that our audits
provide
a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Boston, MA
April
2
1
, 202
3

SWIFTMERGE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$461,914	$875,831
Prepaid expenses	514,200	561,405

Total current assets	976,114	1,437,236
Prepaid insurance - noncurrent	—	513,628
Investments held in Trust Account	229,792,494	202,000,481

TOTAL ASSETS	$230,768,608	$203,951,345

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$51,453	$33,057
Accrued offering costs	311,430	320,185
Due to Sponsor	2,284	2,284
Accrued expenses	504,181	75,359
Accrued expenses - related party	43,516	4,516

Total current liabilities	912,864	435,401
Deferred underwriting fee payable	7,875,000	7,000,000

Total liabilities	8,787,864	7,435,401
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,500,000 and 20,000,000 shares issued and outstanding at redemption value of $10.21 and $10.10, respectively	229,692,494	202,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 22,500,000 and 20,000,000 shares subject to possible redemption as of December 31, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 and 5,750,000 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	562	575
Additional paid-in capital	—	—
Accumulated deficit	(7,712,312)	(5,484,631)

Total Shareholders’ Defici t	(7,711,750)	(5,484,056)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$230,768,608	$203,951,345

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From February 3, 2021 (Inception) Through December 31, 2021
Formation and operating costs	1,452,694	$139,479

Loss from operations	(1,452,694)	(139,479)
Loss on sale of Private Placement Warrants	(30,000)	(343,999)
Gain on investments held in Trust Account	2,542,494	311
Realized gain on investments held in Trust Account	—	170

Net income (loss)	$1,059,800	$(482,997)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,376,712	845,921

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.08)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,594,178	4,956,193

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.08)

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares subject to redemption value	—	—	—	—	(912,664)	(1,529,830)	(2,442,494)
Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	—	—	—	—	(1,048,586)	(1,757,664)	(2,806,250)
Net incom e	—	—	—	—	—	1,059,800	1,059,800

Balance at December 31, 2022	—	$—	5,625,000	$562	$—	$(7,712,312)	$(7,711,750)

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Public Warrants, net of offering costs	—	—	—	—	9,975,271	—	9,975,271
Proceeds from sale of Private Placement Warrants, net of offering costs	—	—	—	—	8,343,151	—	8,343,151
Forfeiture of Class B Shares by Sponsor for reissuance to Anchor Investors	—	—	(2,250,000)	(225)	225	—	—
Purchase of Class B Shares by Anchor Investors, including excess fair value over purchase price	—	—	2,250,000	225	13,613,432	—	13,613,657
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(31,956,504)	(5,001,634)	(36,958,138)
Net loss	—	—	—	—	—	(482,997)	(482,997)

Balance at December 31, 2021	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)

(1)	Included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriter (see Note 5).
The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 3, 2021 (inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,059,800	$(482,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of Private Placement Warrants	30,000	343,999
Gain on investments held in Trust Account	(2,542,494)	(311)
Realized gain on investments held in Trust Account	—	(170)
Changes in operating assets and liabilities:
Prepaid expenses	560,833	(1,075,033)
Accounts payabl e	18,394	33,057
Due to Sponsor	—	2,284
Accrued expenses	$429,305	79,875
Accrued offering costs	(8,755)	—
Accrued expenses - related party	39,000	—

Net cash used in operating activities	(413,917)	(1,099,296)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(25,250,000)	(202,000,000)

Net cash used in investing activities	(25,250,000)	(202,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	24,500,000	196,000,000
Proceeds from sale of Private Placement Warrants	750,000	8,600,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of Class B ordinary shares to Anchor Investors	—	6,750
Payment of offering costs	—	(656,623)

Net cash provided by financing activities	25,250,000	203,975,127

Net Change in Cash	(413,917)	875,831
Cash - Beginning of period	875,831	—

Cash - End of period	$461,914	$875,831

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$320,185

Excess fair value of Founder Shares attributable to Anchor Investors	$—	$13,605,750

Accretion of Class A ordinary shares subject to redemption value	$2,442,494	$36,958,138

Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	$2,806,250	$—

Deferred underwriting fee payable	$875,000	$7,000,000

Forfeiture of Class B ordinary shares by Sponsor	$13	$225

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY AND GOING CONCERN
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Liquidity, Capital Resources, and Going Concern
As of December 31, 2022, the Company held $461,914 in cash outside of the Trust Account and a working capital surplus of $63,250.
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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Furthermore, unless extended, the Company will have until June 17, 2023 to complete a Business
Combination
. If a Business Combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the cash forecast prepared by management as of December 31, 2022, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023.
Based on the liquidity condition and the mandatory liquidation, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a Business Combination or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination or extension will be successful. While management expects to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company.
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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $461,914 and $875,831 in cash as of December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account
As of Dec
ember
 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of December 31, 2022 and December 31, 2021, the Company had $229,792,494 and $202,000,481 in investments held in the Trust Account, respectively.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,442,494 as of December 31, 2022
.
As of December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(11,400,000)
Issuance costs allocated to Class A ordinary shares	(23,558,138)
Plus:
Accretion of carrying value to redemption value	36,958,138

Class A ordinary shares subject to possible redemption at December 31, 2021	202,000,000
Less:
Proceeds allocated to Public Warrants	(1,250,000)
Issuance costs allocated to Class A ordinary shares	(1,556,250)
Plus:
Proceeds from over-allotment warrants	750,000
Proceeds from over-allotment units less cash underwriting discount	24,500,000
Accretion of carrying value to redemption value	2,442,494
Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	2,806,250

Class A ordinary shares subject to possible redemption at December 31, 2022	$229,692,494

The accompanying
note
s are an integral part of these financial
statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,600,000 shares in the calculation of diluted loss per ordinary share, s ince the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive, as basic and diluted shares are effectively the same
.

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period From February 3, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$847,840	$211,960	$(70,419)	$(412,578)

Denominator:
Basic and diluted weighted average shares outstanding	22,376,712	5,594,178	845,921	4,956,193

Basic and diluted net income per ordinary share	$0.04	$0.04	$(0.08)	$(0.08)

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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsor and Anchor Investors purchased an aggregate of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement that occurred simultaneously with the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants were sold in a private placement consisting of the following amounts: (i) the Sponsor, 5,600,000 warrants for $5,600,000 in aggregate and (ii) Anchor Investors, 3,000,000 warrants for $3,000,000 in aggregate. An amount of $6,000,000 of proceeds from the sale of the Private Placement Warrants was added to the Trust Account and an amount of $2,600,000 was deposited into the Company’s operating account. There will be no redemption rights with respect to the Private Placement Warrants if the Company does not complete a Business Combination within the Combination Period.
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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Promissory Note - Related Party
On February 5, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. On September 14, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. On December 21, 2021 the Company repaid the outstanding balance of $149,172 under the Promissory Note. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of December 31, 2022 and December 31, 2021, there was $2,284 due to Sponsor.
Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On April 8, 2022, the Company entered into Amendment no. 1 to the administrative services agreement with the Sponsor, pursuant to which the payment for office space and certain administrative and support services was reduced from up to $10,000 per month to up to $1,000 per month. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $43,516 in administrative services agreement expenses during the year ended December 31, 2022, which are included in accrued expenses—related party in the accompanying balance sheet.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.
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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 22,500,000 and 20,000,000 Class A ordinary shares issued and outstanding, respectively, including 22,500,000 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,625,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.
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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
At December 31, 2022 and December 31, 2021, there were 11,250,000 and 10,000,000 Public Warrants outstanding, respectively, and 9,350,000 and 8,600,000 Private Placement Warrants outstanding, respectively. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The accompanying notes are an integral part of these financial statements.

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$229,792,494	$229,792,494	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$202,000,481	$202,000,481	$—	$—
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.