Form 10-Q
period 2023-03-31
Swiftmerge Acquisition Corp.
filed 2023-05-18
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-41164

SWIFTMERGE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1582153
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4318 Forman Ave
Toluca Lake, CA 91602	91602
(Address of Principal Executive Offices)	(Zip Code)
(424)
431-0030
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVCPU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IVCP	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	IVCPW	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 17, 2023,
there were 22,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 5,625,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

SWIFTMERGE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from adverse political and natural events (such as an outbreak or escalation of armed hostilities or acts of war, terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described or referenced under the heading “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 21, 2023 and in Item 1A of Part II in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022, filed with the SEC on May 19, 2022 and for the six months ended June 30, 2022, filed with the SEC on August 22, 2022 and for the nine months ended September 30, 2022, filed with the SEC on November 10, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described or referenced under “Risk Factors” may not be exhaustive.

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

iii

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$179,750	$461,914
Prepaid expenses	431,833	514,200

Total current assets	611,583	976,114
Investments held in Trust Account	232,121,440	229,792,494

TOTAL ASSETS	$232,733,023	$230,768,608

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,747	$51,453
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	1,388,062	504,181
Accrued expenses - related party	43,516	43,516

Total current liabilities	1,767,039	912,864
Deferred underwriting fee payable	7,875,000	7,875,000

Total liabilities	9,642,039	8,787,864
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,500,000 shares issued and outstanding at redemption value of $10.31 and $10.21, respectively.	232,021,440	229,692,494
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022 )	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 issued and outstanding as of March 31, 2023 and December 31, 2022	562	562
Additional paid-in capital	—	—
Accumulated deficit	(8,931,018)	(7,712,312)

Total Shareholders’ Deficit	(8,930,456)	(7,711,750)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$232,733,023	$230,768,608

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSESD STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Formation and operating costs	$1,218,706	$425,905

Loss from operations	(1,218,706)	(425,905)
Loss on sale of Private Placement Warrants	—	(30,000)
G ain on investments held in Trust Account	2,328,946	21,542

Net income (loss)	$1,110,240	$(434,363)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,500,000	22,000,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,625,000	5,500,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	5,625,000	$562	$—	$(7,712,312)	$(7,711,750)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,328,946)	(2,328,946)
Net income	—	—	—	—	—	1,110,240	1,110,240

Balance at March 31, 2023 (unaudited)	—	$—	5,625,000	$562	$—	$(8,931,018)	$(8,930,456)

The accompanying notes are an integral part of the unaudited condensed
financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants, net of offering costs	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,961,250)	(845,000)	(2,806,250)
Net loss	—	—	—	—	—	(434,363)	(434,363)

Balance at March 31, 2022 (unaudited)	—	$—	5,625,000	$562	$—	$(6,763,981)	$(6,763,419)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2023 (unaudited)	Three Months Ended March 31, 2022 (unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$ 1,110,240	$(434,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of Private Placement Warrants	—	30,000
Unrealized gain on investments held in Trust Account	(2,328,946)	—
Realized gain on investments held in Trust Account	—	(21,542)
Changes in operating assets and liabilities:
Prepaid expenses	82,367	100,506
Accounts payable	(29,708)	(12,402)
Accrued expenses	883,881	136,436
Accrued expenses - related party	—	3,000

Net cash used in operating activities	(282,164)	(198,365)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(25,250,000)

Net cash used in investing activities	—	(25,250,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	—	24,500,000
Proceeds from sale of Private Placement Warrants	—	750,000

Net cash provided by financing activities	—	25,250,000

Net Change in Cash	(282,164)	(198,365)
Cash - Beginning of period	461,914	875,831

Cash - End of period	$179,750	$677,466

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption value	$2,328,946	$—

Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	$—	$2,806,250

Deferred underwriting fee payable	$—	$875,000

Forfeiture of Class B ordinary shares by Sponsor	$—	$13

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity, Capital Resources, and Going Concern
As of March 31, 2023, the Company had cash held outside of the Trust Account $179,750 and a working capital deficit of $1,155,456.
Prior to the completion of the Initial Public Offering, substantial doubt about the Company’s ability to continue as a going concern existed as the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/ or used to fund offering expenses was released to the Company for general working capital purposes.
Furthermore, unless extended, the Company will have until June 17, 2023 to complete a Business Combination. If a Business Combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the cash forecast prepared by management as of March 31, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023.
Based on the
mandatory liquidation and liquidity issues
above, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a Business Combination or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination or extension will be successful. While management expects to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.
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
as filed with the SEC on April 21, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $179,750 and $461,914 in cash as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Investments Held in Trust Account
As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of March 31, 2023 and December 31, 2022, the Company had $232,121,440 and $229,792,494 in investments held in the Trust Account, respectively.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,328,946 as of March 31, 2023.
As of March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$229,692,494
Accretion of carrying value to redemption value	2,328,946

Class A ordinary shares subject to possible redemption at March 31, 2023	$232,021,440

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$888,192	$222,048	$(347,490)	$(86,873)

Denominator:
Basic and diluted weighted average shares outstanding	22,500,000	5,625,000	22,000,000	5,500,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$(0.02)	$(0.02)

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one
-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Promissory Note—Related Party
On February 5, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. On September 14, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. On December 21, 2021 the Company repaid the outstanding balance of $149,172 under the Promissory Note. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of March 31, 2023 and December 31, 2022, there was $2,284 due to Sponsor.
Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On April 8, 2022, the Company entered into Amendment no. 1 to the administrative services agreement with the Sponsor, pursuant to which the payment for office space and certain administrative and support services was reduced from up to $10,000 per month to up to $1,000 per month. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $2,600 in administrative services agreement expenses which are included in accrued expenses - related party in the accompanying condensed balance sheet.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under Working Capital Loans.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 22,500,000 and 22,500,000 Class A ordinary shares issued and outstanding, respectively, including 22,500,000 and 22,500,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,625,000 and 5,625,000 Class B ordinary shares issued and outstanding, respectively.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At March 31, 2023 and December 31, 2022, there were 11,250,000 Public Warrants outstanding and 9,350,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$232,121,440	$232,121,440	$—	$—
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$229,792,494	$229,792,494	$—	$—
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than as disclosed herein, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 19, 2023, the Company received Nasdaq

non-compliance

notice with listing rule 5250 C(1). The Company filed their Form

10-K

with the SEC on April 21, 2023 to regain
compliance.
On May 11, 2023, the Company received approval from Nasdaq to transfer its listing of its Class A ordinary shares, units and warrants from The NASDAQ Global Market to The NASDAQ Capital Market. The Company’s Class A ordinary shares, warrants and units will continue to trade under the symbols “IVCP,” “IVCPW,” and “”IVCPU”, respectively, and trading of its Class A ordinary shares, warrants and units will be unaffected by this transfer. This transfer was effective as of the opening of business on May 16, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from February 3, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,110,240, which resulted from a gain on investments held in the Trust Account of $2,328,946, offset by formation and operating costs of $1,218,706.

For the three months ended March 31, 2022, we had a net loss of $434,363, which resulted from formation and operating costs of $425,905 and a loss on the sale of private placement warrants to our sponsor of $30,000, offset in part by a gain on investments held in the Trust Account of $21,542.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had cash held outside of the Trust Account of $179,750 and a working capital deficit of $1,155,456.

Our liquidity needs up had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of approximately $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the three months ended March 31, 2023, net cash used in operating activities was $282,164, which was due to our net income of $1,110,240 and a gain on investments held in the Trust Account of $2,328,946, offset in part by changes in working capital of $936,542.

For the three months ended March 31, 2022, net cash used in operating activities was $198,365, which was due to our net loss of $434,363 and a gain on investments held in the Trust Account of $21,542, which resulted from formation and operating costs of $425,905, offset in part by changes in working capital of $227,540 and a loss on the sale of private placement warrants to our sponsor of $30,000.

For the three months ended March 31, 2023, net cash used in investing activities of $0 due to no investing activities in the period.

For the three months ended March 31, 2022, net cash used in investing activities of $25,250,000 was the result of the amount of net proceeds from the exercise of the Over-Allotment Option being deposited to the Trust Account.

For the three months ended March 31, 2023, net cash provided by financing activities of $0 due to no financing activities in the period.

For the three months ended March 31, 2022, net cash provided by financing activities of $25,250,000 was comprised of $24,500,000 in proceeds from the Initial Public Offering net of underwriting discount paid and $750,000 in proceeds from the sale of Private Placement Warrants.

As of March 31, 2023 we had cash of $179,750 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Prior to the completion of the Initial Public Offering, substantial doubt about the company’s ability to continue as a going concern existed as the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/ or used to fund offering expenses was released to the company for general working capital purposes.

Based on the cash forecast we prepared as of March 31, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023.

Unless extended, the Company will have until June 17, 2023 to complete a Business Combination. If a Business Combination is not consummated by June 17, 2023 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.

Based on the mandatory liquidation and liquidity issues above, we have determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Although the Company intends to consummate a business combination on or before June 17, 2023, it is uncertain whether the Company will be able to do so by this time. While we expect to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 or December 31, 2022.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,328,946 as of March 31, 2023.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of an unbilled amount due to a third-party service provider during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report for year ended December 31, 2022, on Form 10-K, filed with the SEC on April 21, 2023. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on April 21, 2023.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of March 31, 2023 we had cash held outside of the Trust Account $179,750 and a working capital deficit of $1,155,456. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Based on the cash forecast prepared by management as of March 31, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023, the date at which we must complete a Business Combination. We have filed a preliminary proxy statement in connection with a special meeting of shareholders to be held to extend the period of time that we have to effect our initial Business Combination, however if the extension is not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

None

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

Swiftmerge Acquisition Corp.

Date: May 17, 2023	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: May 17, 2023	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer