Form 10-Q/A
period 2023-03-31
Swiftmerge Acquisition Corp.
filed 2023-09-12
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
of the Exchange Act).    Yes  ☒    No  ☐
As of
Septembe
r 12, 2
023,
there were 5,621,910 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 2,250,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

SWIFTMERGE ACQUISITION CORP.

Form 10-Q/A

For the Quarter Ended March 31, 2023

EXPLANATORY NOTE
Swiftmerge Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Quarterly Report on

Form 10-Q/A, Amendment

No. 1 for the quarterly period ended March 31, 2023 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on

Form 10-Q for

the quarterly period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2023 (the “Original Quarterly Report”).
Subsequent to filing of its Original Quarterly Report, the Company identified an error in its historical financial statements for the year ended December 31, 2022 and the quarter ended March 31, 2023. After the Company obtained a waiver in November 2022 (the “Fee Waiver”) from the underwriter in the Company’s initial public offering (“IPO”) of all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial business combination (the “Deferred Underwriting Commissions”), management determined that the Deferred Underwriting Commission had previously been improperly classified as a liability after the Fee Waiver was obtained.
Therefore, the Company’s management concluded that the Company’s previously issued (i) audited financial statements included in the Company’s Annual Report on

Form 10-K,

for the fiscal year ended December 31, 2022, filed with the SEC on April 21, 2023 (“2022

Form 10-K”);

and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on

Form 10-Q

for the quarterly period ended March 31, 2023, filed with the SEC on May 18, 2023; (collectively, the “Affected Periods”), should be restated and should no longer be relied upon. As such, the Company will restate its audited financial statements for the Affected Periods on a

Form 10-K/A

as a result of this error. The unaudited condensed financial statements for the period ended March 31, 2023 are being restated in this Amendment No. 1 to the Company’s Quarterly Report on

Form 10-Q

for the quarterly period ended March 31, 2023, to be filed with the SEC.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
On August 23, 2023 the Company filed a report on

Form 8-K disclosing

the non-reliance on

the financial statements included in the Company’s Annual Report on

Form 10-K,

for the fiscal year ended December 31, 2022, filed with the SEC on April 21, 2023, and the Company’s Quarterly Report on

Form 10-Q

for the quarterly period ended March 31, 2023, filed with the SEC on May 18, 2023.
After

re-evaluation,

the Company’s management has also concluded that in light of the classification errors described above, a material weakness existed in the Company’s internal control over financial reporting during and since the Affected Periods related to the erroneous classification of a liability after the Fee Waiver was obtained, and that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 and March 31, 2023. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company’s management plans to enhance these processes to better evaluate its research and understanding of the nuances of the accounting standards that apply to liabilities for third party contracts. The Company plans to provide enhanced access to accounting literature, research materials and documents to its accounting personnel and third-party professionals with whom it consults regarding accounting matters, and to increase communication regarding accounting matters.
We are filing this Amendment No. 1 to amend and restate the Original Quarterly Report with modification as necessary to reflect the financial statement restatements and to amend Part I, Item 4 “Controls and Procedures” of the Original Quarterly Report in order to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weakness in the internal control over financial reporting related to the Company’s erroneous accounting for liabilities.
Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report does not reflect or purport to reflect any information or events occurring after March 31, 2023 or modify or update those disclosures affected by subsequent events. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC.

PART I. Financial Information
Item 1. Financial Statements
SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (As Restated)	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$179,750	$461,914
Prepaid expenses	431,833	514,200

Total current assets	611,583	976,114
Investments held in Trust Account	232,121,440	229,792,494

TOTAL ASSETS	$232,733,023	$230,768,608

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$21,747	$51,453
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	1,388,062	504,181
Accrued expenses—related party	43,516	43,516

Total current liabilities	1,767,039	912,864

Deferred underwriting fee payable (1)	—	—

Total liabilities (1)	1,767,039	912,864
Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption , $0.0001 par value; 22,500,000 shares issued and outstanding at redemption value of $10.31 and $10.21, respectively.	232,021,440	229,692,494
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 issued and outstanding as of March 31, 2023 and December 31, 2022	562	562
Additional paid-in capital	—	—
(Accumulated deficit) Retained earnings (1)	(1,056,018)	162,688

Total Shareholders’ (Deficit) Equity (1)	(1,055,456)	163,250

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$232,733,023	$230,768,608

(1)
Periods presented have been adjusted to reflect the derecognition of deferred underwriting fees payable. Additional information regarding the derecognition may be found in Note 1—Description of Organization and Business Operations and Liquidity and Going Concern, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Formation and operating costs	$1,218,706	$425,905

Loss from operations	(1,218,706)	(425,905)
Loss on sale of Private Placement Warrants	—	(30,000)
Unrealized gain on investments held in Trust Account	2,328,946	21,542

Net income (loss)	$1,110,240	$(434,363)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,500,000	22,000,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,625,000	5,500,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS
ENDED
MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022 (1) as restated	—	$—	5,625,000	$562	$—	$162,688	$163,250
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,328,946)	(2,328,946)
Net income	—	—	—	—	—	1,110,240	1,110,240

Balance at March 31, 2023 (1) as restated	—	$—	5,625,000	$562	$—	$(1,056,018)	$(1,055,456)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,961,250)	(845,000)	(2,806,250)
Net loss	—	—	—	—	—	(434,363)	(434,363)

Balance at March 31, 2022	—	$—	5,625,000	$562	$—	$(6,763,981)	$(6,763,419)

(1)
Periods presented have been
adjusted
to reflect the derecognition of deferred underwriting fees payable. Additional information regarding the derecognition may be found in Note 1—Description of Organization and Business Operations and Liquidity and Going Concern, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash Flows from Operating Activities:
Net income	$1,110,240	$(434,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of Private Placement Warrants	—	30,000
Unrealized gain on investments held in Trust Account	(2,328,946)	—
Realized gain on investments held in Trust Account	—	(21,542)
Changes in operating assets and liabilities:
Prepaid expenses	82,367	100,506
Accounts payable	(29,706)	(12,402)
Accrued expenses	883,881	136,436
Accrued expenses—related party	—	3,000

Net cash used in operating activities	(282,164)	(198,365)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(25,250,000)

Net cash used in investing activities	—	(25,250,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	—	24,500,000
Proceeds from sale of Private Placement Warrants	—	750,000

Net cash provided by financing activities	—	25,250,000

Net Change in Cash	(282,164)	(198,365)
Cash— Beginning of period	461,914	875,831

Cash—End of period	$179,750	$677,466

Non-cash investing and financing activities :
Accretion of Class A ordinary shares subject to redemption value	$2,328,946	$—

Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	$—	$2,806,250

Deferred underwriting fee payable	$—	$875,000

Forfeiture of Class B ordinary shares by Sponsor	$—	$13

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
The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 units
;
(the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $200,000,000, which is described in Note
4
.
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
5
.
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
Transaction costs related to the issuances described above amounted to $26,958,716, consisting of $4,500,000 of cash underwriting fees, $7,875,000 of deferred underwriting fees
 (subsequently derecognized),
$13,605,750 for the excess fair value of Founder Shares attributable to the Anchor Investors (as described in Note
6
) and $977,966 of other offering costs.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
(“ASC 480”).
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6
) and any Public Shares it holds purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
The Company’s Sponsor, directors, advisors, Anchor Investors (as described in Note
6
) and executive officers have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of their Public Shares if the Company does not complete an initial Business Combination within 18 months from the closing of the Initial Public Offering
, unless extended,
or with respect to any other material provision relating to shareholders’ rights or pre-initial
Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering
, unless extended.
However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering
, unless extended
.
The Company has until 18 months from the closing of the Initial Public Offering
, unless extended
to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

any (less up to $100,000 of interest to pay
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
The underwriter agreed to waive its rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial redemption amount of $10.10 per share.
In November 2022, the Company obtained a waiver (the “Waiver Letter) from the underwriter that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination.
On June 15, 2023, the Company reconvened the extraordinary general meeting of the Company which had been adjourned from June 12, 2023 (the “Meeting”). At the Meeting, the shareholders of the Company approved an amendment (the “Trust Amendment”) of that certain investment management trust agreement, dated December 17, 2021 (the “Trust Agreement”), by and between the Company and Continental Share Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination and (ii) March 15, 2024 (the “Extension Date”). At the Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination (the “Extension”), from June 17, 2023 to March 15, 2024 (the “Extension Amendment Proposal”).
In connection with the shareholders’ vote at the Meeting, the holders of 20,253,090 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $211,918,104. After the satisfaction of such redemptions, the balance in the Trust Account was $22,858,102.
Immediately following the approval of the proposals at the Meeting, the Sponsor, as the holder of 3,375,000 Class B ordinary shares, converted all 3,375,000 of such shares into the same number of Class A ordinary shares.
As a result of the redemptions described above and the conversion of the Sponsor’s Class B ordinary shares, there are an aggregate of 5,621,910 Class A ordinary shares outstanding.
Under Cayman Islands law, the amendments described above took effect immediately upon approval by the shareholders of the Extension Amendment Proposal, Trust Amendment Proposal and the Founder Share Amendment Proposal.
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
Furthermore, unless extended, the Company will have until March 15, 2024 to complete a Business Combination. If a Business Combination is not consummated by March 15, 2024 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the cash forecast prepared by management as of March 31, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s unaudited condensed financial statements as of and for the three and six months ended June 30, 2023, management identified an error made in the audited financial statements as of and for the year ended December 31, 2022 and the unaudited condensed financial statements as of and for the three months ended March 31, 2023. The Company should have derecognized the deferred underwriting fee payable to Bank of America based on the waiver letter releasing the Company as the primary obligor under the liability. Upon the derecognition,

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company reduced the liability by recording the corresponding credit to accumulated deficit, and a portion as a gain on the derecognition, in a manner consistent with the original allocation of the deferred underwriting fee payable. The reclassification of amounts from noncurrent liabilities to equity resulted in non-cash
financial statement corrections had no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements.
The following tables summarize the effect of the restatement on each financial statement line item as of the date, and for the period, indicated:

	March 31, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet as of March 31, 2023 (unaudited)
Deferred underwriting fee payable	$7,875,000	$(7,875,000)	$—
Total liabilities	$9,642,039	$(7,875,000)	$1,767,039
Accumulated deficit	$(8,931,018)	$7,875,000	$(1,056,018)
Total Shareholders’ Deficit	$(8,930,456)	$7,875,000	$(1,055,456)
Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023 (unaudited)
Balance at December 31, 2022	$(7,711,750)	$7,875,000	$163,250
Balance at March 31, 2023	$(8,930,456)	$7,875,000	$(1,055,456)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information or note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form
10-K
and
10-K/A
as filed with the SEC on April 21, 2023 and September 11, 2023, respectively. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,958,716, consisting of $4,500,000 of cash underwriting fees, $7,875,000 of deferred underwriting fees
 (subsequently derecognized),
$13,605,750 for the excess fair value of Founder Shares attributable to the Anchor Investors (as described in Note
6
) and $977,966 of other offering costs. As such, the Company recorded $24,864,388 of offering costs as a reduction of temporary equity and $2,094,328 of offering costs as a reduction of permanent equity.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands
c
ompany and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

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
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant Classification
The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815,
Derivatives and Hedging
(“ASC 815”)
,
under which the warrants meet the criteria for equity treatment and are recorded as equity.
Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE
4
. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one
-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note
8
).
On January 18, 2022, the Company announced the closing of its sale of an additional 2,500,000 Units pursuant to the partial exercise by the underwriter of its Over-Allotment Option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25,000,000.
NOTE
5
. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsor and Anchor Investors purchased an aggregate of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement
.
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
NOTE
6
. RELATED PARTY TRANSACTIONS
Founder Shares
On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). In July 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding (see Note
8
). The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriter’s Over-Allotment Option was not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 18, 2022, in connection with the partial exercise of the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor, the directors and the executive officers have agreed not to transfer, assign or sell their Founder Shares until the earliest of (x) with respect to one-half
of such shares, until consummation of an initial Business Combination, (y) with respect to one-fourth
of such shares, until the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within a
30-trading
day period following the consummation of an initial Business Combination (the “Requisite Trading Period”) and (z) with respect to one-fourth
of such shares, until the closing price of the Company’s Class A ordinary shares equals or exceeds $14.00 (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for the Requisite Trading Period. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares. The Anchor Investors have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A)

one year
after the completion of an initial Business Combination and (B) subsequent to the completion of an initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $
12.00
per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any
20
trading days within any
30-trading
day period following the consummation of an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Additionally, the holders of the Founder Shares have agreed that the Founder Shares will not be transferred, assigned or sold until one year
after the date of the consummation of an initial Business Combination provided that, such holders shall be permitted to transfer such Founder Shares if, subsequent to an initial Business Combination, (i) the last sales price of the Company’s Class A ordinary shares equals or exceeds $
12.00
per share (as adjusted for stock share subdivisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any
20
trading days within any
30-trading
day period commencing at least
150
days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.
The Anchor Investors purchased a total of 19,800,000
U
nits and 3,000,000 Private Placement Warrants in the Initial Public Offering at the offering price of $10.00 per unit. Each such Anchor Investor entered into a separate agreement with the Company to purchase up to 225,000 Founder Shares at the original Founder Share purchase price of approximately $0.003 per share, or 2,250,000 Founder Shares in the aggregate. These Founder Shares were forfeited by the Sponsor back to the Company and subsequently reissued to the Anchor Investors.
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
Promissory Note—Related Party
On February 5, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. On September 14, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. On December 21, 2021
,
the Company repaid the outstanding balance of $149,172 under the Promissory Note. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
—
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
7
. COMMITMENTS AND CONTINGENCIES
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
The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,500,000 in the aggregate, upon the closing of the Initial Public Offering and including the Units sold pursuant to the Over-Allotment Option. In addition, $0.35 per Unit, or $7,875,000 in the aggregate would have been
payable to the underwriter for deferred underwriting commissions. The deferred fee would have
become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed
a Business Combination, subject to the terms of the underwriting agreement
. In November 2022, the Company obtained the Waiver Letter from the underwriter that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination
.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $
18.00
per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to
180
% of the greater of (i) the Market Value or (ii) the Newly Issued Price.
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
9
. FAIR VALUE MEASUREMENTS
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
NOTE
10
. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the redemption of Class A ordinary shares for an aggregate redemption amount of $211,918,104 as described in Note 1 and the extension of the period to close a transaction, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than as follows below.
On April 19, 2023, the Company received Nasdaq
non-compliance
notice with listing rule 5250 C(1). The Company filed their Form
10-K
with the SEC on April 21, 2023, to regain compliance.
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
On August 11, 2023, HDL Therapeutics, Inc. (“HDL Therapeutics”), a privately held commercial stage biotech company with an
FDA-approved
cardiovascular therapy has signed a definitive merger agreement with the Company. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company will merge with

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and into HDL Therapeutics after which HDL Therapeutics will be a wholly owned subsidiary of the Company, and the holders of the outstanding HDL Therapeutics preferred stock and common stock will receive a combination of cash and equity in the Company having a total value of $400 million (subject to adjustments).

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

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 3, 2021 as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (our “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

Our registration statement for our Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “Public Shares”) at $10.00 per unit, generating gross proceeds of $200.0 million, and incurring offering costs of $12.6 million, of which $7.0 million was for deferred underwriting commissions. On January 18, 2022, the underwriter partially exercised its Over-Allotment Option, resulting in 2,500,000 additional units being sold at $10.00 per unit, generating gross proceeds of $25.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor and the Anchor Investors, generating gross proceeds of $8.6 million. On January 18, 2022, following the underwriter’s exercise of the Over-Allotment Option, the Sponsor purchased from the Company an additional 750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Upon the closing of the Initial Public Offering, the private placement and the Over-Allotment Option, $227.2 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under

Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. If we are unable to complete an initial Business Combination within 18 months from the closing of our Initial Public Offering, or June 17, 2023, and subsequently extended to March 15, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Our liquidity needs up had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the three months ended March 31, 2023, net cash used in operating activities was $282,164, which was due to our net income of $1,110,240 and changes in working capital of $936,542, offset by a gain on investments held in the Trust Account of $2,328,946.

For the three months ended March 31, 2022, net cash used in operating activities was $198,365, which was due to our net loss of $434,363 and a gain on investments held in the Trust Account of $21,542, offset in part by changes in working capital of $227,540 and a loss on the sale of Private Placement Warrants to our Sponsor of $30,000.

For the three months ended March 31, 2023, net cash used in investing activities was $0 due to no investing activities in the period.

For the three months ended March 31, 2022, net cash used in investing activities of $25,250,000 was the result of the amount of net proceeds from the exercise of the Over-Allotment Option and proceeds from the sale of the Private Placement Warrants being deposited to the Trust Account.

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

As of March 31, 2023, we had cash of $179,750 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Based on the cash forecast we prepared as of March 31, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024.

Unless further extended, the Company will have until March 15, 2024 to complete a Business Combination. If a Business Combination is not consummated by March 15, 2024 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.

Based on the above, we have determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Although the Company intends to consummate a business combination on or before March 15, 2024, it is uncertain whether the Company will be able to do so by this time. While we expect to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,500,000 in the aggregate, upon the closing of the Initial Public Offering and including the Units sold pursuant to the over-allotment. In addition, $0.35 per Unit, or $7,875,000 in the aggregate would have been payable to the underwriter for deferred underwriting commissions.

In November 2022, the Company obtained a waiver letter from the underwriter that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of unbilled amounts due to third-party service providers, failure to timely remove liability associated with the deferred underwriting fees, and interest income during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In November 2022, the Company obtained a waiver letter from the underwriter in the Company’s initial public offering that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination. On August 21, 2023, in connection with the preparation of the Company’s unaudited financial statements for the quarter and six-months ended June 30, 2023, management determined that the waived deferred underwriting commission had previously been improperly classified as a liability after the waiver was obtained. As a result, management determined that it is appropriate to restate the Company’s previously issued audited financial statements as of and for the year ended December 31, 2022, included in the Company’s previously filed Annual Report on Form 10-K with the Securities and Exchange Commission (the “Form 10-K”), and the unaudited financial statements as of and for the three months ended March 31, 2023, included in the Company’s previously filed Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “Form 10-Q” and collectively with the Form 10-K and the financial statements included in the Form 10-K and the Form 10-Q, the “Non-Reliance Financial Statements”). The Company’s audit committee concluded that the Non-Reliance Financial Statements should no longer be relied upon, and that the Company will amend the Form 10-K and the Form 10-Q to include restatements of the Non-Reliance Financial Statements. The changes do not impact the Company’s cash position.

As a result of the foregoing, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. After that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective as a result of the foregoing.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Swiftmerge Acquisition Corp.

Date: September 12, 2023	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: September 12, 2023	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer

28