Form 10-K/A
period 2022-12-31
Swiftmerge Acquisition Corp.
filed 2023-09-13
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
001-41164

SWIFTMERGE ACQUISITION CORP.
(Exact name of registrant as specified in its Charter)

Cayman Islands	98-1582153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4318 Forman Avenue Toluca Lake , CA	91602
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (
424
)
431-0030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVCPU	The Nasdaq Stock Market, LLC
Class A ordinary shares, par value $0.0001 per share	IVCP	The Nasdaq Stock Market, LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	IVCPW	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐
NO
  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐
NO
  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
(§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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

As o
f Septembe
r 11, 2
023, t
here were 5,621,910 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 2,250,000 Class B ordinary shares, par value $0.0001, issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
Swiftmerge Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Annual Report on

Form 10-K/A,

for the year ended December 31, 2022 (this “Annual Report”) to amend and restate certain terms in its Annual Report on

Form 10-K for

the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2023 (the “Original Annual Report”).
Subsequent to filing of its Original Annual Report, the Company identified an error in its historical financial statement for the year ended December 31, 2022 and the quarter ended March 31, 2023. In November 2022, Swiftmerge Acquisition Corp. (the “Company”) obtained a waiver from the underwriter in the Company’s initial public offering of all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial business combination (the “Deferred Underwriting Commissions”). On August 21, 2023, in connection with the preparation of the Company’s unaudited financial statements for the quarter and six-months ended

June 30, 2023, the Company’s management determined that the waived Deferred Underwriting Commission had previously been improperly classified as a liability after the waiver was obtained.
Therefore, the Company’s management concluded that the Company’s previously issued (i) audited financial statements included in the Company’s Original Annual Report; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on

Form 10-Q

for the quarterly period ended March 31, 2023, filed with the SEC on May 18, 2023; (collectively, the “Affected Periods”), should be restated and should no longer be relied upon. As such, the Company will restate its audited financial statements for the Affected Periods in this

Form 10-K/A

as a result of this error. The unaudited condensed financial statements for the period ended March 31, 2023 will also be restated in the Company’s Amendment No. 1 to the Company’s Quarterly Report on

Form 10-Q

for the quarterly period ended March 31, 2023, to be filed with the SEC (the “Q1

Form 10-Q/A”).
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
We are filing this Amendment No. 1 to amend and restate the Original Annual Report with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this

Form 10-K/A

(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Annual Report that is being amended or updated by this Amendment No. 1 and, other than as described herein does not purport to reflect any information or events subsequent to the Original Annual Report. This Amendment No. 1 continues to describe the conditions as of the date of the Original Annual Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and with our filings with the SEC subsequent to the Original Annual Report.

		PAGE
PART I
Item 1A.	Risk Factors	1

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 8.	Financial Statements and Supplementary Data	7
Item 9A.	Controls and Procedures	8

PART IV
Item 15.	Exhibits and Financial Statement Schedules	9

PART I

Item 1A. Risk Factors.

New Risk Factor in this Amendment

The following risk factor, which relate to the matters discussed in the Explanatory Note, have been amended and restated and added to this Amendment. Other than this section, “New Risk Factor in this Amendment,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since April 21, 2023, the date of the Original Filing. However, all Risk Factors not updated should be read in light of the information presented below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in elsewhere in this Report under “Controls and Procedures,” our management has concluded that, as of December 31, 2022, we had material weaknesses in our internal control over financial reporting related to our review controls over (i) the recording of an unbilled amount due to a third-party service provider and interest income, and (ii) the improper classification of the Deferred Underwriting Commissions as a liability after the Fee Waiver was obtained.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

PART II

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

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the year ended December 31, 2022, we had a net income of $1,502,550, which resulted from a gain on investments held in the Trust Account of $2,542,494, and a gain on waiver of deferred underwriting commissions of $442,750, offset by formation and operating costs of $1,452,694 and a loss on sale of Private Placement Warrants of $30,000.

For the period from February 3, 2021 (inception) through December 31, 2021, we had a net loss of $482,997, which resulted from formation and operating costs of $139,479 and a loss on sale of Private Placement Warrants of $343,999, offset in part by unrealized gain on investments held in trust account in the amount of $311 and realized gain on investments held in trust account of $170.

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

For the year ended December 31, 2022, net cash used in operating activities was $413,917, which was due to our net income of $1,502,550, changes in working capital of $1,038,777, and a loss on the sale of Private Placement Warrants to our Sponsor of $30,000, offset by a gain on investments held in the Trust Account of $2,542,494 and a gain on waiver of deferred underwriting commissions of $442,750.

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

For the period from February 3, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $203,975,127 was comprised of $196,000,000 in proceeds from the Initial Public Offering net of underwriting discount paid, $8,600,000 in proceeds from the sale of Private Placement Warrants, $25,000 in proceeds from the issuance of Class B ordinary shares to the Sponsor and $6,750 in proceeds from the issuance of Class B ordinary shares to the Anchor Investors, partially offset by the payment of $656,623 for offering costs associated with the Initial Public Offering.

As of December 31, 2022 we had cash of $461,914 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Based on the cash forecast we prepared as of December 31, 2022, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2023 (subsequently extended to March 15, 2024).

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,500,000 in the aggregate, upon the closing of the Initial Public Offering and including the Units sold pursuant to the over-allotment. In addition, $0.35 per Unit, or $7,875,000 in the aggregate would have been payable to the underwriter for deferred underwriting commissions. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement. On November 7, 2022, the underwriter waived its rights to the payment of the deferred underwriting commissions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to Pages F-1 through F-25 comprising a portion of this Annual Report on Form 10-K/A.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the recording of unbilled amounts due to third-party service providers, failure to timely remove liability associated with the deferred underwriting fees and interest income during the preparation of our annual report on Form 10-K as of and for the period ended December 31, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that the amount of liabilities recorded by the Company for third party contracts is assessed at the appropriate level of precision and that in-house accounting personnel have training to ensure they have the relevant expertise related to the recording of liabilities related to third party contracts. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

Except as set forth above, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Due to the material weaknesses in internal controls related to the recording of unbilled amounts, failure to timely remove liability associated with the deferred underwriting fees and interest income, we plan to continue communication with third-party service providers and to enhance the level of detail and specificity regarding inquiries of unbilled services and continue performing procedures to identify and review subsequent invoices and disbursements at an appropriate threshold to ensure that the controls continue to operate going forward. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SWIFTMERGE ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 (as restated) and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 (as restated) and for the Period from February 3, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 (as restated) and for the Period from February 3, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 (as restated) and for the Period from February 3, 2021 (Inception) Through December 31, 2021	F-7
Notes to the Financial Statements	F-8

F-1

REPORT OF
INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Swiftmerge Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Swiftmerge Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021 the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positi on of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2022 and for the year ended December 31, 2022 have been restated.
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
Boston, MA
April 21, 2023, except for Note 1, the effects of the restatement discussed in Note 2 and Note 10, as to which the date is
September 12,
2023

F-2

SWIFTMERGE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022 (As Restated)	December 31, 2021
ASSETS
Current assets:
Cash	$461,914	$875,831
Prepaid expenses	514,200	561,405

Total current assets	976,114	1,437,236
Prepaid insurance - noncurrent	—	513,628
Investments held in Trust Account	229,792,494	202,000,481

TOTAL ASSETS	$230,768,608	$203,951,345

LIABILITIES AND SHA REHOLD ERS’ EQUITY
Current liabilities:
Accounts payable	$51,453	$33,057
Accrued offering costs	311,430	320,185
Due to Sponsor	2,284	2,284
Accrued expenses	504,181	75,359
Accrued expenses - related party	43,516	4,516

Total current liabilities	912,864	435,401
Deferred underwriting fee payable (1)	—	7,000,000

Total liabilities (1)	912,864	7,435,401
Commitments and Contingencies (Note 7 )
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,500,000 and 20,000,000 shares issued and outstanding at redemption value of $10.21 and $10.10, respectively .	229,692,494	202,000,000
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 22,500,000 and 20,000,000 shares subject to possible redemption as of December 31, 2022 and December 31, 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,625,000 and 5,750,000 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	562	575
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit) (1)	162,688	(5,484,631)

Total Shareholders’ Equity (Deficit)	163,250	(5,484,056)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,768,608	$203,951,345

(1)
Periods presented have been adjusted to reflect the derecognition of deferred underwriting fees payable. Additional information regarding the derecognition may be found in Note 1 -
Description
of Organization and Business Operations and Liquidity and Going Concern, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of these financial statements.

F-

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022 (As Restated)	For the Period From February 3, 2021 (Inception) Through December 31, 2021

Formation and operating costs	$1,452,694	$139,479

Loss from operations	(1,452,694)	(139,479)
Loss on sale of Private Placement Warrants	(30,000)	(343,999)
Gain on investments held in Trust Account	2,542,494	311
Realized gain on investments held in Trust Account	—	170
Gain on waiver of deferred underwriting fee payable (1)	442,750	—

Net income (loss) (1)	$1,502,550	$(482,997)

Basic and diluted weighted average shares outstanding , Class A ordinary shares	22,376,712	845,921

Basic and diluted net income (loss) per share, Class A ordinary shares as restated (1)	$0.05	$(0.08)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,594,178	4,956,193

Basic and diluted net income (loss) per share, Class B ordinary shares as restated (1)	$0.05	$(0.08)

(1)
Periods presented have been adjusted to reflect the derecognition of deferred underwriting fees payable. Additional information regarding the derecognition may be found in Note 1 - Description of Organization and Business Operations and Liquidity and Going Concern, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of these financial statements.

F-

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares subject to redemption value	—	—	—	—	(912,664)	(1,529,830)	(2,442,494)
Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	—	—	—	—	(1,048,586)	(1,757,664)	(2,806,250)
Forgiveness of deferred underwriting fee payable (1)	—	—	—	—	—	7,432,250	7,432,250
Net income (1)	—	—	—	—	—	1,502,550	1,502,550

Balance at December 31, 2022, as restated	—	$—	5,625,000	$562	$—	$162,688	$163,250

The accompanying notes are an integral part of these financial statements.

F-

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
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

(1)
Periods presented have been adjusted to reflect the derecognition of deferred underwriting fees payable. Additional information regarding the derecognition may be found in Note 1 - Description of Organization and Business Operations and Liquidity and Going Concern, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of these financial statements.

F-

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 3, 2021 (inception) Through December 31, 2021
	(As Restated)
Cash Flows from Operating Activities:
Net income	$1,502,550	$(482,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of Private Placement Warrants	30,000	343,999
Gain on investments held in Trust Account	(2,542,494)	(311)
Realized gain on investments held in Trust Account	—	(170)
Gain on waiver of deferred underwriting fee payable	(442,750)	—
Changes in operating assets and liabilities:
Prepaid expenses	560,833	(1,075,033)
Accounts payabl e	18,394	33,057
Due to Sponsor	—	2,284
Accrued expenses	429,305	79,875
Accrued offering costs	(8,755)	—
Accrued expenses - related party	39,000	—

Net cash used in operating activities	(413,917)	(1,099,296)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(25,250,000)	(202,000,000)

Net cash used in investing activities	(25,250,000)	(202,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	24,500,000	196,000,000
Proceeds from sale of Private Placement Warrants	750,000	8,600,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of Class B ordinary shares to Anchor Investors	—	6,750
Payment of offering costs	—	(656,623)

Net cash provided by financing activities	25,250,000	203,975,127

Net Change in Cash	(413,917)	875,831
Cash - Beginning of period	875,831	—

Cash - End of period	$461,914	$875,831

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$320,185

Excess fair value of Founder Shares attributable to Anchor Investors	$—	$13,605,750

Accretion of Class A ordinary shares subject to redemption value	$2,442,494	$36,958,138

Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	$2,806,250	$—

Forgiveness of deferred underwriting fee payable allocated to equity (1)	$(6,557,250)	$7,000,000

Forfeiture of Class B ordinary shares by Sponsor	$13	$225

(1)
Periods presented have been adjusted to reflect the derecognition of deferred underwriting fees payable. Additional information regarding the derecognition may be found in Note 1 - Description of Organization and Business Operations and Liquidity and Going Concern, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of these financial statements.

F-

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
The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $200,000,000, which is described in Note
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Swiftmerge Holdings, LP (the “Sponsor”) and eleven qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) generating gross proceeds of $8,600,000, which is described in Note
5
.
On January 18, 2022, the Company announced the closing of its sale of an additional 2,500,000 Units pursuant to the partial exercise by the underwriter of its over-allotment option (the “Over-Allotment Option”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25,000,000. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 750,000 Private Placement Warrants to the Sponsor, generating gross proceeds to the Company of $750,000.
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
6
) and $977,966 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance th at the

Company will be able to complete a Business Combination successfully.
The Company must complete a Business Combination with
one
or more target businesses that together have an aggregate fair market value of at least
80
% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The accompanying notes are an integral part of these financial statements.
F-

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

T
he Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to
redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
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
The Company’s Sponsor, directors, advisors, Anchor Investors (as described in Note
6
) and executive officers have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of their Public Shares if the
Company does not complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, unless extended, or with respect to any other material provision relating to shareholders’ rights or pre-initial
Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, unless extended. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering, unless extended.
The Company has
un
til 18
months from the closing of the Initial Public Offering, unless extended, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten
business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if

The accompanying notes are an integral part of these financial statements.
F-

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

any
 (less up to
$
100,000

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
The underwriter agreed to waive its rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial redemption amount of
$
10.10
per share.

In November 2022, the Company obtained a waiver letter (the “Waiver Letter”) from the underwriter that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination.
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

The accompanying notes are an integral part of these financial statements.

F-

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
F-1
1

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of and for the period ended June 30, 2023, management identified an error made in the audited financial statements as of and for the year ended December 31, 2022 and unaudited condensed financial statements as of and for the three months ended March 31, 2023. The Company should have derecognized the deferred underwriting fee payable to Bank of America based on the Waiver Letter releasing the Company as the primary obligor under the liability. Upon the derecognition, the Company reduced the liability by recording the corresponding credit to accumulated deficit, and a portion as a gain on the derecognition, in a manner consistent with the original allocation of the deferred underwriting fee payable. The reclassification of amounts from noncurrent liabilities to equity resulted in non-cash
financial statement corrections and had no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements.

The accompanying notes are an integral part of these financial statements.
F-1
2

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The
 following tables summarize the effect of the restatement on each financial statement line item as of the date
, and for the period, indicated:

	December 31, 2022
	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2022
Deferred underwriting fee payable	$7,875,000	$(7,875,000)	$—
Total liabilities	$8,787,864	$(7,875,000)	$912,864
(Accumulated deficit) Retained earnings	$(7,712,312)	$7,875,000	$162,688
Total Shareholders’ (Deficit) Equity	$(7,711,750)	$7,875,000	$163,250
Statement of Operations for the Year Ended December 31, 2022
Gain on waiver of deferred u nderwritin g fee payable	$—	$442,750	$442,750
Net income	$1,059,800	$442,750	$1,502,550
Basic and diluted weighted average shares outstanding, Class A ordinary shares	$22,376,712	$—	$22,376,712
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.01	$0.05
Basic and diluted weighted average shares outstanding, Class B ordinary shares	$5,594,178	$—	$5,594,178
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.01	$0.05
Statement of Changes in Shareholders’ (Deficit) Equity for the Year Ended December 31, 2022
Forgiveness of deferred underwriting fee payable	$—	$7,432,250	$7,432,250
Net income	$1,059,800	$442,750	$1,502,550
Balance at December 31, 2022	$(7,711,750)	$7,875,000	$163,250
Statement of Cash Flows for the Year Ended December 31, 2022
Net income	$1,059,800	$442,750	$1,502,550
Gain on waiver of deferred u nderwritin g fee payable	$—	$(442,750)	$(442,750)
Supplemental disclosure of non-cash investing and financing activities
Forgiveness of deferred underwriting fee payable allocated to equity	$875,000	$(7,432,250)	$(6,557,250)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

The accompanying notes are an integral part of these financial statements.
F-1
3

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The accompanying notes are an integral part of these financial statements.
F-1
4

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The
Company recognizes changes in re
d
emption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,442,494 as of December 31, 2022
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

The accompanying notes are an integral part of these financial statements.
F-1
5

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022 ( as restated )		For the Period From February 3, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$1,202,040	$300,510	$(70,419)	$(412,578)

Denominator:
Basic and diluted weighted average shares outstanding	22,376,712	5,594,178	845,921	4,956,193

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.08)	$(0.08)

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

The accompanying notes are an integral part of these financial statements.
F-1
6

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 4. INITIAL PUBLIC OFFERING
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
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsor and Anchor Investors purchased an aggregate of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement that occurred simultaneously with the Initial Public Off ering. Each Private Placement Warrant is exercisable to purchase one
Class A ordinary share at a price of $
11.50
per share. The Private Placement Warrants were sold in a private placement consisting of the following amounts: (i) the Sponsor,
5,600,000
warrants (which can increase to
6,500,000
warrants if the Over-Allotment Option is exercised in full) for

$
5,600,000
in aggregate (which can increase to
 $
6,500,000
if the Over-Allotment Option is exercised in full) and (ii) Anchor Investors,
3,000,000
warrants for
 $
3,000,000

in aggregate. An amount

of

$
6,000,000

of
proceeds
from the sale of the Private Placement Warrants was added to the Trust Account and an amount of
$
2,600,000
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

The accompanying notes are an integral part of these financial statements.
F-1
7

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
F-1
8

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
Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On April 8, 2022, the Company entered into Amendment no. 1 to the administrative services agreement with the Sponsor, pursuant to which the payment for office space and certain administrative and support services was reduced from up to $10,000 per month to up to $1,000 per month. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $43,516 in administrative services agreement expenses during the year ended December 31, 2022, which are included in accrued expenses
-
related party in the accompanying balance sheet.
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

The accompanying notes are an integral part of these financial statements.
F-1
9

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

discounts and commissions. On January 18, 2022, the Company announced the closing of its sale of an additional 2,500,000 Units pursuant to the partial exercise by the underwriter of its Over-Allotment Option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $25,000,000.
The underwriter was paid a ca
sh underwriting discount of $
0.20
per Unit, or $
4,500,000
in the aggregate, upon the closing of the Initial Public Offering and including the Units sold pursuant to the Over-Allotment Option. In addition, $
0.35
per Unit, or $
7,875,000

in the aggregate would have been payable to the underwriter for deferred underwriting commissions. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement. In November 2022, the Company obtained the Waiver Letter from the underwriter that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination.
NOTE 8. SHAREHOLDERS’ (DEFICIT) EQUITY
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
basis,
20
% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

The accompanying notes are an integral part of these financial statements.
F-

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The accompanying notes are an integral part of these financial statements.
F-2
1

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, aside from the extension of the period to close a transaction, that would have required adjustment or disclosure in the financial statements other than as follows below.

The accompanying notes are an integral part of these financial statements.
F-2
2

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
On August 11, 2023, HDL Therapeutics, Inc. (“HDL Therapeutics”), a privately held commercial stage biotech company with an
FDA-approved
cardiovascular therapy has signed a definitive merger agreement with the Company. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company will merge with and into HDL Therapeutics after which HDL Therapeutics will be a wholly owned subsidiary of the Company, and the holders of the outstanding HDL Therapeutics preferred stock and common stock will receive a combination of cash and equity in the Company having a total value of $400 million (subject to adjustments).

The accompanying notes are an integral part of these financial statements.
F-2
3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Swiftmerge Acquisition Corp.

Date: September 12, 2023	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: September 12, 2023	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer