Form 10-Q
period 2023-06-30
Swiftmerge Acquisition Corp.
filed 2023-09-20
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (
as
defined
in Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of Septembe
r 20, 2
023, there were
5,621,910 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 2,250,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

SWIFTMERGE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2023

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described or referenced under the heading “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 21, 2023, and in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on September 13, 2023 and in Item 1A of Part II in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 18, 2023, and in our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2023 filed with the SEC on September 12, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation

ii

to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described or referenced under “Risk Factors” may not be exhaustive.

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

iii

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$172,900	$461,914
Prepaid expenses	280,039	514,200

Total current assets	452,939	976,114
Investments held in Trust Account	22,888,754	229,792,494

TOTAL ASSETS	$23,341,693	$230,768,608

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,857,044	$51,453
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	404,124	504,181
Accrued expenses - related party	46,116	43,516
Advance from Sponsor	200,000	—

Total current liabilities	2,820,998	912,864

Total liabilities	2,820,998	912,864
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,246,910 and 22,500,000 shares issued and outstanding at redemption value of $10.14 and $10.21, respectively	22,788,754	229,692,494
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,375,000 and no shares issued and outstanding (excluding 2,246,910 and 22,500,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	337	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,250,000 and 5,625,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	225	562
Additional paid-in capital	—	—
(Accumulated deficit) Retained earnings	(2,268,621)	162,688

Total Shareholders’ (Deficit) Equity	(2,268,059)	163,250

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$23,341,693	$230,768,608

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Formation and operating costs	$1,212,603	$355,828	$2,431,309	$781,733

Loss from operations	(1,212,603)	(355,828)	(2,431,309)	(781,733)
Loss on sale of Private Placement Warrants	—	—	—	(30,000)
Unrealized gain on investments held in Trust Account	2,685,418	301,214	5,014,364	322,756

Net income (loss)	$1,472,815	$(54,614)	$2,583,055	$(488,977)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	19,347,527	22,500,000	20,915,055	22,251,381

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.00)	$0.10	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,141,484	5,625,000	4,879,144	5,562,845

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.00)	$0.10	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	5,625,000	$562	$—	$162,688	$163,250
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,328,946)	(2,328,946)
Net income	—	—	—	—	—	1,110,240	1,110,240

Balance at March 31, 2023 (unaudited)	—	—	5,625,000	562	—	(1,056,018)	(1,055,456)
Conversion of Founder Shares to Class A Ordinary Shares	3,375,000	337	(3,375,000)	(337)	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,685,418)	(2,685,418)
Net income	—	—	—	—	—	1,472,815	1,472,815

Balance at June 30, 2023 (unaudited)	3,375,000	$337	2,250,000	$225	$—	$(2,268,621)	$(2,268,059)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants, net of offering costs	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,961,250)	(845,000)	(2,806,250)
Net loss	—	—	—	—	—	(434,363)	(434,363)

Balance at March 31, 2022 (unaudited)	—	—	5,625,000	562	—	(6,763,981)	(6,763,419)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(223,238)	(223,238)
Net loss	—	—	—	—	—	(54,614)	(54,614)

Balance at June 30, 2022 (unaudited)	—	$—	5,625,000	$562	$—	$(7,041,833)	$(7,041,271)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$2,583,055	$(488,977)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of Private Placement Warrants	—	30,000
Unrealized gain on investments held in Trust Account	(5,014,364)	(322,756)
Changes in operating assets and liabilities:
Prepaid expenses	234,161	257,777
Accounts payable	1,805,591	(18,848)
Accrued expenses	(100,057)	221,587
Accrued offering costs	—	(8,755)
Accrued expenses - related party	2,600	33,000

Net cash used in operating activities	(489,014)	(296,972)

Cash Flows from Investing Activities:
Advances to Trust Account	—	(25,250,000)
Proceeds from Trust Account for payment to redeeming shareholders	211,918,104	—

Net cash provided by (used in) investing activities	211,918,104	(25,250,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	—	24,500,000
Proceeds from sale of Private Placement Warrants	—	750,000
Payment to redeeming shareholders	(211,918,104)	—
Proceeds from advance from Sponsor	200,000	—

Net cash (used in) provided by investing activities	(211,718,104)	25,250,000

Net Change in Cash	(289,014)	(296,972)
Cash - Beginning of period	461,914	875,831

Cash - End of period	$172,900	$578,859

Non-cash investing and financing activities:
Conversion of Founder Shares to Class A ordinary shares	$338	$—

Accretion of Class A ordinary shares subject to redemption value	$5,014,364	$3,029,488

Deferred underwriting fee payable	$—	$875,000

Forfeiture of Class B ordinary shares by Sponsor	$—	$13

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND GOING CONCERN
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 units; (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $
10.00 per Unit, generating total gross proceeds of $200,000,000, which is described in Note 3.
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
100
% of their Public Shares if the Company does not complete an initial Business Combination within
18
months from the closing of the Initial Public Offering, unless extended, or with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, unless extended. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering, unless extended.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has until 18
months from the closing of the Initial Public Offering, unless extended, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $
100,000
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
In connection with the shareholders’ vote at the Meeting, the holders of 20,253,090
Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $
10.40
per share, for an aggregate redemption amount of $
211,918,104
. After the satisfaction of such redemptions, the balance in the Trust Account was $
22,858,102
.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity, Capital Resources, and Going Concern
As of June 30, 2023, the Company had cash held outside of the Trust Account of $
172,900 and a working capital deficit of $2,168,059.
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
Through June 30, 2023, our liquidity needs were satisfied through $200,000 of advances outstanding subsequently covered under the Promissory Note (See Not
e 5)
.
Furthermore, unless extended, the Company will have until March 15, 2024 to complete a Business Combination. If a Business Combination is not consummated by March 15, 2024 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the cash forecast prepared by management as of June 30, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024.
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
1
% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
and 10-K/A as filed with the SEC on April 21, 2023 and September 13, 2023, respectively. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $172,900 and $461,914 in cash as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Investments Held in Trust Account
As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of June 30, 2023 and December 31, 2022, the Company had $22,888,754 and $229,792,494 in investments held in the Trust Account, respectively.
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
Ordinary Shares Subject to Possible Redemption
All of the 5,621,910 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the Class A ordinary shares not under the control of the Company have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,685,418 in the three months ended June 30, 2023.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$229,692,494
Redemption s	(211,918,104)
Remeasurement of carrying value to redemption value	5,014,364

Class A ordinary shares subject to possible redemption at June 30, 2023	$22,788,754

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,958,716, consisting of $4,500,000 of cash underwriting fees, $7,875,000 of deferred underwriting fees (subsequently derecognized), $
13,605,750 for the excess fair value of Founder Shares attributable to the Anchor Investors (as described in Note 5) and $977,966 of other offering costs. As such, the Company recorded $24,864,388 of offering costs as a reduction of temporary equity and $2,094,328 of offering costs as a reduction of permanent equity.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands
c
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$1,213,134	$259,681	$(43,691)	$(10,923)	$2,094,453	$488,602	$(391,182)	$(97,795)
Denominator:
Basic and diluted weighted average shares outstanding	19,347,527	4,141,484	22,500,000	5,625,000	20,915,055	4,879,144	22,251,381	5,562,845

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.00)	$(0.00)	$0.10	$0.10	$(0.02)	$(0.02)

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
(“ASC 815”), under which the warrants meet the criteria for equity treatment and are recorded as equity.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
nits and 3,000,000
Private Placement Warrants in the Initial Public Offering at the offering price of $
10.00 per unit. Each such Anchor Investor entered into a separate agreement with the Company to purchase up to 225,000 Founder Shares at the original Founder Share purchase price of approximately $0.003 per share, or 2,250,000 Founder Shares in the aggregate. These Founder Shares were forfeited by the Sponsor back to the Company and subsequently reissued to the Anchor Investors.
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

As of June 30, 2023 and December 31, 2022, there was $0 outstanding under the Working Capital Promissory Note.
On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. O
n September 15, 2023, the C
ompany issued an u
nsecured promissory note (the “Note”) with the S
ponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combinatio
n and the Advance was converted into the first proceeds on the Note. T he Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of June 30, 2023 and December 31, 2022, there was $2,284 due to Sponsor.
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
As of June 30, 2023, the Company incurred $46,116 in administrative services agreement in total expenses which are included in accrued expenses—related party in the accompanying condensed balance sheet. In the three
 and
six
month periods ended June 30, 2023, operating expenses of $2,600 and $5,200 were recognized respectively as operating costs relating to this agreement.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be ident ical to the
Private Placement Warrants
.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ DEFICIT (DEFICIT) EQUITY
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,621,910 and 22,500,000 Class A ordinary shares issued and outstanding, respectively, including 2,246,910 and 22,500,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,250,000 and 5,625,000 Class B ordinary shares issued and outstanding, respectively. Movement relates from the conversion of 3,375,000 Class B shares to Class A discussed below.
On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares. In July 2021, the Sponsor surrendered 1,437,500

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On June 15, 2023, the Company reconvened the extraordinary general meeting of the Company which had been adjourned from June 12, 2023. At the Meeting, the shareholders of the Company approved an amendment that certain investment management trust agreement, dated December 17, 2021 to change the date on which Continental must commence liquidation of the trust account established in connection with the Company’s initial public offering to the earliest of (i) the Company’s completion of an initial business combination and (ii) March 15, 2024 (the “Extension Date”).
The Company’s shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such shares into Class A ordinary shares, par value $0.0001 per share, on a one-for-one
basis at any time and from time to time prior to the closing of a business combination at the election of the holder.
At the Meeting, the Company’s shareholders approved the following items: (i) the Extension Amendment Proposal; (ii) a proposal to approve the Trust Amendment (such proposal, the “Trust Amendment Proposal”); (iii) the Founder Share Amendment Proposal; and (iv) a proposal to approve the adjournment of the Meeting to a later date or dates if necessary (such proposal, the “Adjournment Proposal”).
In connection with the vote to approve the Extension Amendment Proposal, the holders of 20,253,090 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $211.9 million.
Immediately following the approval of the proposals at the Meeting, Swiftmerge Holdings, L.P. as the holder of 3,375,000 Class B Ordinary Shares, converted all 3,375,000 of such shares into the same number of Class A Ordinary Shares. As a result of the redemptions described above and the conversion of the Sponsor’s Class B Ordinary Shares, there are an aggregate of 5,621,910 Class A Ordinary Shares outstanding
.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants
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
At June 30, 2023 and December 31, 2022, there were 11,250,000 Public Warrants outstanding, and 9,350,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$22,888,754	$22,888,754	$—	$—
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$229,792,494	$229,792,494	$—	$—
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that have occurred that would have required adjustment or disclosure in the unaudited condensed financial statements other tha
n the Note as described in Note 5 and a
s follows below.
The Merger Agreement
On August 11, 2023, Swiftmerge entered into a Merger Agreement (the “Merger Agreement”) with HDL Therapeutics, Inc., a Delaware corporation (“HDL”), and IVCP Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Swiftmerge (“Merger Sub” and, together with Swiftmerge and HDL the “Parties”).
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):
(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into HDL, the separate corporate existence of Merger Sub will cease and HDL will be the surviving corporation and a wholly owned subsidiary of Swiftmerge (the “Merger”);
(ii) as a result of the Merger, among other things, all outstanding shares of HDL capital stock will be canceled in exchange for the right to receive, in the aggregate, a combination of cash and shares of Domesticated Swiftmerge Common Stock (as defined below) (valued at $
10.00
per share) having a total value of $
400,000,000
; and
(iii) in connection with the Business Combination, Swiftmerge will be renamed “HDL Therapeutics, Inc.”

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Merger Agreement also provides, among other things, that certain HDL stockholders may receive an earnout consideration payment following the Closing of up to 11,000,000 shares of Domesticated Swiftmerge Common Stock (the “Earnout Shares”), subject to the following achievement triggers, respectively:
(i) 6,000,000 Earnout Shares, in the aggregate, if, at any time during the period starting on the Closing Date and ending on the second anniversary of the Closing Date (the “Applicable Earnout Period”), over any twenty (20) Trading Days within any thirty (30) Trading Day period the VWAP of the Parent Common Shares is greater than or equal to $12.50 per share (the “First Share Price Performance Milestone”); and
(ii) 5,000,000 Earnout Shares, in the aggregate, if, at any time during the Applicable Earnout Period, over any twenty (20) Trading Days within any thirty (30) Trading Day period the VWAP of the Parent Common Shares is greater than or equal to $15.00 per share (the “Second Share Price Performance Milestone”);
provided that each achievement trigger will only occur once, if at all, and in no event will the HDL stockholders be entitled to receive more than an aggregate of 11,000,000 Earnout Shares.
For purposes of determining whether the First Share Price Performance Milestone or the Second Share Price Performance Milestone, as applicable, is achieved, the Parties have agreed to the definition of the term “VWAP” (or dollar volume-weighted average price) in the Merger Agreement. In the event that the VWAP on the applicable measurement date cannot be calculated in accordance with the Merger Agreement, then the applicable VWAP shall be the fair market value per share on the applicable measurement date as reasonably determined by the Board of Directors of Swiftmerge (the “Board”).
The Board has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Swiftmerge.
The Domestication
On the day that is at least one Business Day prior to the Closing, subject to the approval of Swiftmerge’s shareholders and on the terms and subject to the conditions of the Merger Agreement, and in accordance with the DGCL, Part XII of the Cayman Islands Companies Act (Revised) and Swiftmerge’s Amended and Restated Memorandum and Articles of Association, Swiftmerge will effect a deregistration from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”).
In connection with the Domestication,
(i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Swiftmerge (“Swiftmerge Class A Common Shares”), will convert automatically into one share of common stock, par value $0.0001, of Swiftmerge (after its Domestication) (the “Domesticated Swiftmerge Common Stock”);
(ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Swiftmerge (“Swiftmerge Class B Common Shares”), will convert automatically into one share of Domesticated Swiftmerge Common Stock;
(iii) each then issued and outstanding warrant of Swiftmerge will become exercisable for one share
of Domesticated Swiftmerge Common Stock (“Domesticated Swiftmerge Warrant”), pursuant to the Warrant Agreement, dated December 14, 2021, between Swiftmerge and Continental Stock Transfer & Trust HDL, as warrant agent, as amended; and
(iv) each then issued and outstanding unit of Swiftmerge will separate and convert automatically into one share of Domesticated Swiftmerge Common Stock and one-half of one Domesticated Swiftmerge Warrant.
Pre-Closing Financing by HDL
After the date of the Merger Agreement, HDL has agreed to use commercially reasonable efforts to obtain additional financing, in form and substance reasonably acceptable to Parent and HDL, including through the sale of additional Series X Preferred Stock of HDL with an aggregate purchase price of up to $2,680,000 through December 31, 2023, and up to an additional $3,000,000 thereafter, for the purposes of funding the performance by HDL of certain enumerated covenants and agreements set forth in the Merger Agreement (the “Pre-Closing Financing”). HDL shall not enter into any agreement to sell shares of its Series X Preferred Stock unless the purchaser of such Series X Preferred Stock agrees that any additional consideration payable with respect to such Series X Preferred Stock upon the consummation of the Merger will be payable solely in Parent Common Shares. Further, notwithstanding anything to the contrary in the Merger Agreement, the obligation of HDL to perform any of the enumerated covenants and agreements to the extent the performance of any such covenant or agreement requires HDL to incur expenses, is (i) with respect to the period from the date of the Merger Agreement through December 31, 2023 (the “2023 Period”), expressly conditioned on HDL raising an aggregate of $2,680,000 in Pre- Closing Financing during the 2023 Period (the “2023 Minimum Pre-Closing Financing”), and until HDL has obtained the 2023 Minimum Pre- Closing Financing, any non-performance during the 2023 Period of any such covenant or agreement shall not be deemed to be a breach of the Merger Agreement and (ii) with respect to the period after December 31, 2023 (the “2024 Period”), expressly conditioned on HDL’s ability to pay its expenses, debts and other liabilities and commitments as they come due in the ordinary course of business unrelated to such covenants or agreements (and any non-performance during the 2024 Period of any such covenant or agreement shall not be deemed a breach of the Merger Agreement to the extent HDL is unable to so pay such expenses, debts and other liabilities and commitments), until HDL has raised an aggregate amount of Pre- Closing Financing of at least $3,000,000 during the 2024 Period (the “2024 Minimum Pre-Closing Financing”).

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Certain Related Agreements
Sponsor Support Agreement
Concurrently with the execution of the Merger Agreement, Swiftmerge entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among Swiftmerge, HDL, the Sponsor, and the other parties thereto, pursuant to which during the period commencing upon the signing of the Merger Agreement and ending on the earliest of (x) the Effective Time, (y) such date and time as the Merger Agreement shall have been validly terminated in accordance with its terms, and (z) the liquidation of Swiftmerge, the Sponsor and the other parties thereto, each agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby and in favor of any extension of Swiftmerge’s deadline to consummate a “Business Combination” as such term is defined in Swiftmerge’s governing documents, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.
HDL Support Agreement
Following the signing of the Merger Agreement, Swiftmerge entered into a HDL Support Agreement (the “HDL Support Agreement”), by and among Swiftmerge, HDL and certain stockholders of HDL (the “HDL Holders”), pursuant to which the HDL Holders agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the HDL Support Agreement.
Registration Rights Agreement
The Merger Agreement contemplates that, at the Closing, Swiftmerge, the Sponsor and certain equityholders of HDL and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Swiftmerge will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated Swiftmerge Common Stock and other equity securities of Swiftmerge that are held by the parties thereto from time to time.
Lock-Up Agreement
At the Closing, Swiftmerge, HDL, the Sponsor, certain stockholders of HDL (such stockholders, the “Target Holders”), and other persons and entities (collectively, the “Holders” and each, a “Holder”), will enter into a lock-up agreement (the “Lock-Up Agreement”) with respect to the Domesticated Swiftmerge Common Stock and any other equity securities convertible into or exercisable or exchangeable for or representing the rights to receive shares of Domesticated Swiftmerge Common Stock held by the Holders immediately following the Closing or acquired during the one hundred eighty (180) days after the Closing, but excluding any Domesticated Swiftmerge Common Stock acquired by a Holder in open market transactions during such period (the “Lock-Up Shares”), pursuant to which, each Holder will agree not to offer, sell, contract to sell, pledge, grant any option to purchase, or otherwise dispose of, directly or indirectly, any Lock-Up Shares during the Lock-Up Period (as defined below), on the terms and subject to the conditions set forth in the Lock-Up Agreement. “Lock-Up Period” means the six month period following the Closing. Notwithstanding the provisions of the Lock-Up Agreement that restrict the Holders, the Holders will be permitted to engage in any transaction with respect to the Lock-Up Shares if, subsequent to the Closing, the closing price of the Domesticated Swiftmerge Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or Swiftmerge consummations a liquidation, merger, share exchange or other similar transaction which results in Swiftmerge’s shareholders having the right to exchange their Domesticated Swiftmerge Common Shares for cash, securities or other property.

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

Our registration statement for our Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “Public Shares”) at $10.00 per unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.6 million, of which $7.0 million was for deferred underwriting commissions. On January 18, 2022, the underwriter partially exercised its Over-Allotment Option, resulting in 2,500,000 additional units being sold at $10.00 per unit, generating gross proceeds of $25.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor and the Anchor Investors, generating gross proceeds of $8.6 million. On January 18, 2022, following the underwriter’s exercise of the Over-Allotment Option, the Sponsor purchased from the Company an additional 750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Upon the closing of the Initial Public Offering, the private placement and the Over-Allotment Option, $227.2 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. If we are unable to complete an initial Business Combination within 18 months from the closing of our Initial Public Offering, or March 15, 2024 we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from February 3, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,472,815, which resulted from a gain on investments held in the Trust Account of $2,685,418, offset by $1,212,603 of formation and operating costs.

For the three months ended June 30, 2022, we had a net loss of $54,614, which resulted from a gain on investments held in the Trust Account of $301,214, offset by formation and operating costs of $355,828.

For the six months ended June 30, 2023, we had net income of $2,583,055, which resulted from a gain on investments held in the Trust Account of $5,014,364, offset by formation and operating costs of $2,431,309.

For the six months ended June 30, 2022, we had a net loss of $488,977, which resulted from a loss on the sale of private placement warrants to our sponsor of $30,000, offset in part by formation and operating costs of $781,733 and a gain on investments held in the Trust Account of $322,756.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had cash held outside of the Trust Account of $172,900 and a working capital deficit of $2,168,059.

For the six months ended June 30, 2023, net cash used in operating activities was $489,014, which was due to our net income of $2,583,055 and a gain on investments held in the Trust Account of $5,014,364, offset in part by changes in working capital of $1,942,295.

For the six months ended June 30, 2022, net cash used in operating activities was $296,972, which was due to our net loss of $488,977 and a gain on investments held in the Trust Account of $322,756, offset in part by changes in working capital of $484,761 and a loss on the sale of Private Placement Warrants to our Sponsor of $30,000.

For the six months ended June 30, 2023, net cash provided by investing activities of $211,918,104 represents the proceeds from the Trust account for payment to redeeming shareholders.

For the six months ended June 30, 2022, net cash used in investing activities of $25,250,000 was the result of the amount of net proceeds from the exercise of the Over-Allotment Option and proceeds from the sale of the Private Placement Warrants being deposited to the Trust Account.

For the six months ended June 30, 2023, net cash used in financing activities of $211,718,104 due to payment to redeeming shareholders, partially offset by cash inflow from related party promissory note.

For the six months ended June 30, 2022, net cash provided by financing activities of $25,250,000 was comprised of $24,500,000 in proceeds from the Initial Public Offering net of underwriting discount paid and $750,000 in proceeds from the sale of Private Placement Warrants.

As of June 30, 2023, we had cash of $172,900 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Through June 30, 2023, our liquidity needs were satisfied through $200,000 of advances outstanding subsequently covered under the Promissory Note (See Note 6).

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

Based on the cash forecast we prepared as of June 30, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024.

Unless further extended, the Company will have until March 15, 2024 to complete a Business Combination. If a Business Combination is not consummated by March 15, 2024 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.

Based on the liquidity issue, mandatory liquidation and subsequent dissolution we have determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Although the Company intends to consummate a business combination on or before March 15, 2024, it is uncertain whether the Company will be able to do so by this time. While we expect to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 or December 31, 2022.

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

Promissory Notes—Related Party

On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of 2,685,418 as of June 30, 2023.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering as part of the Units and the Private Placement Warrants in the calculation of diluted loss per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Recent Developments

The Merger Agreement

On August 11, 2023, Swiftmerge entered into a Merger Agreement (the “Merger Agreement”) with HDL Therapeutics, Inc., a Delaware corporation (“HDL”), and IVCP Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Swiftmerge (“Merger Sub” and, together with Swiftmerge and HDL the “Parties”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into HDL, the separate corporate existence of Merger Sub will cease and HDL will be the surviving corporation and a wholly owned subsidiary of Swiftmerge (the “Merger”);

(ii) as a result of the Merger, among other things, all outstanding shares of HDL capital stock will be canceled in exchange for the right to receive, in the aggregate, a combination of cash and shares of Domesticated Swiftmerge Common Stock (as defined below) (valued at $10.00 per share) having a total value of $400,000,000; and

(iii) in connection with the Business Combination, Swiftmerge will be renamed “HDL Therapeutics, Inc.”

The Merger Agreement also provides, among other things, that certain HDL stockholders may receive an earnout consideration payment following the Closing of up to 11,000,000 shares of Domesticated Swiftmerge Common Stock (the “Earnout Shares”), subject to the following achievement triggers, respectively:

(i) 6,000,000 Earnout Shares, in the aggregate, if, at any time during the period starting on the Closing Date and ending on the second anniversary of the Closing Date (the “Applicable Earnout Period”), over any twenty (20) Trading Days within any thirty (30) Trading Day period the VWAP of the Parent Common Shares is greater than or equal to $12.50 per share (the “First Share Price Performance Milestone”); and

(ii) 5,000,000 Earnout Shares, in the aggregate, if, at any time during the Applicable Earnout Period, over any twenty (20) Trading Days within any thirty (30) Trading Day period the VWAP of the Parent Common Shares is greater than or equal to $15.00 per share (the “Second Share Price Performance Milestone”);

provided that each achievement trigger will only occur once, if at all, and in no event will the HDL stockholders be entitled to receive more than an aggregate of 11,000,000 Earnout Shares.

For purposes of determining whether the First Share Price Performance Milestone or the Second Share Price Performance Milestone, as applicable, is achieved, the Parties have agreed to the definition of the term “VWAP” (or dollar volume-weighted average price) in the Merger Agreement. In the event that the VWAP on the applicable measurement date cannot be calculated in accordance with the Merger Agreement, then the applicable VWAP shall be the fair market value per share on the applicable measurement date as reasonably determined by the Board of Directors of Swiftmerge (the “Board”).

The Board has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Swiftmerge.

The Domestication

On the day that is at least one Business Day prior to the Closing, subject to the approval of Swiftmerge’s shareholders and on the terms and subject to the conditions of the Merger Agreement, and in accordance with the DGCL, Part XII of the Cayman Islands Companies Act (Revised) and Swiftmerge’s Amended and Restated Memorandum and Articles of Association, Swiftmerge will effect a deregistration from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”).

In connection with the Domestication,

(i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Swiftmerge (“Swiftmerge Class A Common Shares”), will convert automatically into one share of common stock, par value $0.0001, of Swiftmerge (after its Domestication) (the “Domesticated Swiftmerge Common Stock”);

(ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Swiftmerge (“Swiftmerge Class B Common Shares”), will convert automatically into one share of Domesticated Swiftmerge Common Stock;

(iii) each then issued and outstanding warrant of Swiftmerge will become exercisable for one share of Domesticated Swiftmerge Common Stock (“Domesticated Swiftmerge Warrant”), pursuant to the Warrant Agreement, dated December 14, 2021, between Swiftmerge and Continental Stock Transfer & Trust HDL, as warrant agent, as amended; and

(iv) each then issued and outstanding unit of Swiftmerge will separate and convert automatically into one share of Domesticated Swiftmerge Common Stock and one-half of one Domesticated Swiftmerge Warrant.

Pre-Closing Financing by HDL

After the date of the Merger Agreement, HDL has agreed to use commercially reasonable efforts to obtain additional financing, in form and substance reasonably acceptable to Parent and HDL, including through the sale of additional Series X Preferred Stock of HDL with an aggregate purchase price of up to $2,680,000 through December 31, 2023, and up to an additional $3,000,000 thereafter, for the purposes of funding the performance by HDL of certain enumerated covenants and agreements set forth in the Merger Agreement (the “Pre-Closing Financing”). HDL shall not enter into any agreement to sell shares of its Series X Preferred Stock unless the purchaser of such Series X Preferred Stock agrees that any additional consideration payable with respect to such Series X Preferred Stock upon the consummation of the Merger will be payable solely in Parent Common Shares. Further, notwithstanding anything to the contrary in the Merger Agreement, the obligation of HDL to perform any of the enumerated covenants and agreements to the extent the performance of any such covenant or agreement requires HDL to incur expenses, is (i) with respect to the period from the date of the Merger Agreement through December 31, 2023 (the “2023 Period”), expressly conditioned on HDL raising an aggregate of $2,680,000 in Pre-Closing Financing during the 2023 Period (the “2023 Minimum Pre-Closing Financing”), and until HDL has obtained the 2023 Minimum Pre-Closing Financing, any non-performance during the 2023 Period of any such covenant or agreement shall not be deemed to be a breach of the Merger Agreement and (ii) with respect to the period after December 31, 2023 (the “2024 Period”), expressly conditioned on HDL’s ability to pay its expenses, debts and other liabilities and commitments as they come due in the ordinary course of business unrelated to such covenants or agreements (and any non-performance during the 2024 Period of any such covenant or agreement shall not be deemed a breach of the Merger Agreement to the extent HDL is unable to so pay such expenses, debts and other liabilities and commitments), until HDL has raised an aggregate amount of Pre-Closing Financing of at least $3,000,000 during the 2024 Period (the “2024 Minimum Pre-Closing Financing”).

Certain Related Agreements

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, Swiftmerge entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among Swiftmerge, HDL, the Sponsor, and the other parties thereto, pursuant to which during the period commencing upon the signing of the Merger Agreement and ending on the earliest of (x) the Effective Time, (y) such date and time as the Merger Agreement shall have been validly terminated in accordance with its terms, and (z) the liquidation of Swiftmerge, the Sponsor and the other parties thereto, each agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby and in favor of any extension of Swiftmerge’s deadline to consummate a “Business Combination” as such term is defined in Swiftmerge’s governing documents, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

HDL Support Agreement

Following the signing of the Merger Agreement, Swiftmerge entered into a HDL Support Agreement (the “HDL Support Agreement”), by and among Swiftmerge, HDL and certain stockholders of HDL (the “HDL Holders”), pursuant to which the HDL Holders agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the HDL Support Agreement.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Swiftmerge, the Sponsor and certain equityholders of HDL and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Swiftmerge will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Domesticated Swiftmerge Common Stock and other equity securities of Swiftmerge that are held by the parties thereto from time to time.

Lock-Up Agreement

At the Closing, Swiftmerge, HDL, the Sponsor, certain stockholders of HDL (such stockholders, the “Target Holders”), and other persons and entities (collectively, the “Holders” and each, a “Holder”), will enter into a lock-up agreement (the “Lock-Up Agreement”) with respect to the Domesticated Swiftmerge Common Stock and any other equity securities convertible into or exercisable or exchangeable for or representing the rights to receive shares of Domesticated Swiftmerge Common Stock held by the Holders immediately following the Closing or acquired during the one hundred eighty (180) days after the Closing, but excluding any Domesticated Swiftmerge Common Stock acquired by a Holder in open market transactions during such period (the “Lock-Up Shares”), pursuant to which, each Holder will agree not to offer, sell, contract to sell, pledge, grant any option to purchase, or otherwise dispose of, directly or indirectly, any Lock-Up Shares during the Lock-Up Period (as defined below), on the terms and subject to the conditions set forth in the Lock-Up Agreement. “Lock-Up Period”

means the six month period following the Closing. Notwithstanding the provisions of the Lock-Up Agreement that restrict the Holders, the Holders will be permitted to engage in any transaction with respect to the Lock-Up Shares if, subsequent to the Closing, the closing price of the Domesticated Swiftmerge Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or Swiftmerge consummations a liquidation, merger, share exchange or other similar transaction which results in Swiftmerge’s shareholders having the right to exchange their Domesticated Swiftmerge Common Shares for cash, securities or other property.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of unbilled amounts due to third-party service providers, failure to timely remove liability associated with the deferred underwriting fees, and interest income during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report for year ended December 31, 2022, on Form 10-K, filed with the SEC on April 21, 2023 (the “2022 Annual Report”). The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2022 Annual Report.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of June 30, 2023, the Company had cash held outside of the Trust Account of $172,900 and a working capital deficit of $2,368,059. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Based on the cash forecast prepared by management as of June 30, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024, the date at which we must complete a Business Combination. We have filed a preliminary proxy statement in connection with a special meeting of shareholders to be held to extend the period of time that we have to effect our initial Business Combination, however if the extension is not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity issue, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

Management plans to address this uncertainty through a Business Combination, although it also anticipates that if the working capital loans are provided by our officers, directors and initial shareholders, that will provide sufficient liquidity to meet our working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that financing sources will be available to us on commercially acceptable terms or if at all, or that our plans to consummate a Business Combination will be successful or successful by March 15, 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 11, 2023 (2)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

3.2	Amendment to the Amended And Restated Memorandum and Articles of Association of Swiftmerge Acquisition Corp. (3)

10.1	Amendment to the Investment Management Trust Agreement, dated June 15, 2023 (3)

10.2*	Working Capital Promissory Note dated September 15, 2023 between the Registrant and Swiftmerge Holdings LP.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.
(2)	Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2023.
(3)	Incorporated by reference to Exhibits 3.1 and 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 15, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swiftmerge Acquisition Corp.

Date: September 20, 2023	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: September 20, 2023	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer