Form 10-Q
period 2023-09-30
Swiftmerge Acquisition Corp.
filed 2023-11-22
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 20, 2023, there were 5,621,910 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 2,250,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

SWIFTMERGE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate an initial business combination due to the uncertainty resulting from adverse political and natural events (such as an outbreak or escalation of armed hostilities or acts of war, terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering (“IPO”).

•	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our IPO, filed with the SEC on December 11, 2021.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which

ii

are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described or referenced under the heading “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 21, 2023 and in our subsequent filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described or referenced under “Risk Factors” may not be exhaustive.

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

iii

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$69,777	$461,914
Prepaid expenses	128,246	514,200

Total current assets	198,023	976,114
Investments held in Trust Account	24,086,806	229,792,494

TOTAL ASSETS	$24,284,829	$230,768,608

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,868,721	$51,453
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	781,218	504,181
Accrued expenses - related party	52,516	43,516
Promissory note - related party	400,000	—

Total current liabilities	3,416,169	912,864

Total liabilities	3,416,169	912,864
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,246,910 and 22,500,000 shares issued and outstanding at redemption value of $10.68 and $10.21, respectively	23,986,806	229,692,494
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,375,000 and no shares issued and outstanding (excluding 2,246,910 and 22,500,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	337	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,250,000 and 5,625,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	225	562
Additional paid-in capital	—	—
(Accumulated deficit) Retained Earnings	(3,118,708)	162,688

Total Shareholders’ (Deficit) Equity	(3,118,146)	163,250

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$24,284,829	$230,768,608

The accompanying notes are
an
integral part
of
the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Formation and operating costs	$850,085	$218,553	$3,281,394	$1,000,286

Loss from operations	(850,085)	(218,553)	(3,281,394)	(1,000,286)
Loss on sale of Private Placement Warrants	—	—	—	(30,000)
Unrealized gain on investments held in Trust Account	1,198,052	610,923	6,212,416	933,679

Net income (loss)	$347,967	$392,370	$2,931,022	$(96,607)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,621,910	22,500,000	15,004,121	22,335,165

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$0.01	$0.17	$0.00

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,250,000	5,625,000	2,097,527	5,583,791

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$0.01	$0.17	$0.00

The accompanying notes are an integral part
of
the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	—	$—	5,625,000	$562	$—	$162,688	$163,250
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,328,946)	(2,328,946)
Net income	—	—	—	—	—	1,110,240	1,110,240

Balance at March 31, 2023	—	—	5,625,000	562	—	(1,056,018)	(1,055,456)
Conversion of Founder Shares to Class A Ordinary Shares	3,375,000	337	(3,375,000)	(337)	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,685,418)	(2,685,418)
Net income	—	—	—	—	—	1,472,815	1,472,815

Balance at June 30, 2023	3,375,000	337	2,250,000	225	—	(2,268,621)	(2,268,059)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,198,052)	(1,198,052)
Net income	—	—	—	—	—	347,967	347,967

Balance at September 30, 2023	3,375,000	$337	2,250,000	$225	$—	$(3,118,708)	$(3,118,146)

The accompanying notes are an integral part
of
the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount	Shares	Amount

Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants, net of offering costs	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,961,250)	(845,000)	(2,806,250)
Net loss	—	—	—	—	—	(434,363)	(434,363)

Balance at March 31, 2022	—	—	5,625,000	562	—	(6,763,981)	(6,763,419)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(223,238)	(223,238)
Net loss	—	—	—	—	—	(54,614)	(54,614)

Balance at June 30, 2022	—	—	5,625,000	562	—	(7,041,833)	(7,041,271)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(610,922)	(610,922)
Net income	—	—	—	—	—	392,370	392,370

Balance at September 30, 2022	—	$—	5,625,000	$562	$—	(7,260,385)	$(7,259,823)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$2,931,022	$(96,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of Private Placement Warrants	—	30,000
Unrealized gain on investments held in Trust Account	(6,212,416)	(933,679)
Changes in operating assets and liabilities:
Prepaid expenses	385,954	409,594
Accounts payable	1,817,266	(29,632)
Accrued expenses	277,037	248,323
Accrued offering costs	—	(8,755)
Accrued expenses - related party	9,000	36,000

Net cash used in operating activities	(792,137)	(344,756)

Cash Flows from Investing Activities:
Advances to Trust Account	—	(25,250,000)
Proceeds from Trust Account for payment to redeeming shareholders	211,918,104	—

Net cash provided by (used in) investing activities	211,918,104	(25,250,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	—	24,500,000
Proceeds from sale of Private Placement Warrants	—	750,000
Payment to redeeming shareholders	(211,918,104)	—
Proceeds from Promissory note - related party	400,000	—

Net cash (used in) provided by investing activities	(211,518,104)	25,250,000

Net Change in Cash	(392,137)	(344,756)
Cash - Beginning of period	461,914	875,831

Cash - End of period	$69,777	$531,075

Non-cash investing and financing activities:
Conversion of Founder Shares to Class A ordinary shares	$337	$—

Accretion of Class A ordinary shares subject to redemption value	$6,212,416	$3,640,410

Deferred underwriting fee payable	$—	$875,000

Forfeiture of Class B ordinary shares by Sponsor	$—	$13

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In connection with the shareholders’ vote at the Meeting, the holders of 20,253,090 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $211,918,104.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Immediately following the approval of the proposals at the Meeting, Swiftmerge Holdings, L.P. (the “Sponsor”), as the holder of 3,375,000 Class B Ordinary Shares, converted all 3,375,000 of such shares into the same number of Class A Ordinary Shares. The Sponsor held Class A Ordinary Shares do not contain a redemption right.
As a result of the redemptions described above and the conversion of the Sponsor’s Class B Ordinary Shares, there are an aggregate of 5,621,910 Class A Ordinary Shares outstanding.
Under Cayman Islands law, the amendments to the Articles took effect immediately upon approval by the shareholders of the Extension Amendment Proposal, Trust Amendment Proposal and the Founder Share Amendment Proposal.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity, Capital Resources, and Going Concern
As of September 30, 2023, the Company had cash held outside of the Trust Account of $69,777 and a working capital deficit of $3,218,146.
Through September 30, 2023, our liquidity needs were satisfied through a promissory note proceeds from the Sponsor of $400,000 (See Note 5).
Furthermore, unless extended, the Company will have until March 15, 2024 to complete a Business Combination. If a Business Combination is not consummated by March 15, 2024 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.
Based on the cash forecast prepared by management as of September 30, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Also, the escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.
The impact of these conflicts on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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
and
10-K/A
as filed with the SEC on April 21, 2023 and September 13, 2023, respectively. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $69,777 and $461,914 in cash as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.
Investments Held in Trust Account
As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of September 30, 2023 and December 31, 2022, the Company had $24,086,806 and $229,792,494 in investments held in the Trust Account, respectively.
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
Ordinary Shares Subject to Possible Redemption
All of the 2,246,910 Class A odinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. On June 15, 2023, the Sponsor, as the holder of 3,375,000 Class B ordinary shares, converted all 3,375,000 of its Class B ordinary shares into the same number of Class A ordinary shares The Sponsor held Class A ordinary shares do not contain a redemption right. Therefore, the Class A ordinary shares not under the control of the Company have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,198,052 in the three months ended September 30, 2023.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$229,692,494
Redemptions	(211,918,104)
Remeasurement of carrying value to redemption value	6,212,416

Class A ordinary shares subject to possible redemption at September 30, 2023	$23,986,806

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$248,509	$99,458	$313,896	$78,474	$2,571,530	$359,492	$(77,286)	$(19,321)

Denominator:
Basic and diluted weighted average shares outstanding	5,621,910	2,250,000	22,500,000	5,625,000	15,004,121	2,097,527	22,335,165	5,583,791

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.01	$0.01	$0.17	$0.17	$0.00	$0.00

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 3. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one-
half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Anchor Investors purchased a total of 19,800,000 units and 3,000,000 Private Placement Warrants in the Initial Public Offering at the offering price of $10.00 per unit. Each such Anchor Investor entered into a separate agreement with the Company to purchase up to 225,000 Founder Shares at the original Founder Share purchase price of approximately $0.003 per share, or 2,250,000 Founder Shares in the aggregate. These Founder Shares were forfeited by the Sponsor back to the Company and subsequently reissued to the Anchor Investors. On June 15, 2023, the Sponsor, as the holder of 3,375,000 Class B Ordinary Shares, which were Founder Shares, converted all 3,375,000 of such Founder Shares shares into the same number of Class A ordinary Shares. The Sponsor converted Class A ordinary shares do not have a redemption right.
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
Promissory Note - Related Party
On February 5, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. On September 14, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. On December 21, 2021 the Company repaid the outstanding balance of $149,172 under the Promissory Note. As of September 30, 2023 and December 31, 2022, there was $0 outstanding under the Working Capital Promissory Note.
On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest
bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of September 30, 2023, the balance under the Note was $400,000. As of September 30, 2023, the Sponsor did not elect to convert any of the principal to warrants.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of September 30, 2023 and December 31, 2022, there was $2,284 due to Sponsor.
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
As of September 30, 2023, the Company incurred $52,516 in administrative services expenses which are included in accrued expenses - related party in the accompanying condensed balance sheet. In the three and nine month periods ended September 30, 2023, operating expenses of $3,000 and $9,000 were recognized respectively as operating costs relating to this agreement.

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,621,910 and 22,500,000 Class A ordinary shares issued and outstanding, respectively, including 2,246,910 and 22,500,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote
for each share. As of September 30, 2023 and December 31, 2022, there were 2,250,000 and 5,625,000 Class B ordinary shares issued and outstanding, respectively. Movement relates from the conversion of 3,375,000 Class B shares to Class A discussed below.
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
The Company’s shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert such shares into Class A ordinary shares, par value $0.0001 per share, on a one-for-one
basis at any time and from time to time prior to the closing of a business combination at the election of the holder; provided that as a condition of such conversion of Class B ordinary shares converted into Class A ordinary shares the holder has no redemption right.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The 3,375,000 Class A ordinary shares held by the Sponsor do not have a redemption right.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At September 30, 2023 and December 31, 2022, there were 11,250,000 Public Warrants outstanding and 9,350,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$24,086,806	$24,086,806	$—	$—
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$229,792,494	$229,792,494	$—	$—
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from February 3, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2023, we had net income of $347,967, which resulted from $1,198,052 in unrealized gain from investments held in trust account offset by $850,085 of formation and operating costs.

For the three months ended September 30, 2022, we had net income of $392,370, which resulted from an unrealized gain on investments held in the Trust Account of $610,923, offset by formation and operating costs of $218,553.

For the nine months ended September 30, 2023, we had net income of $2,931,022, which resulted from an unrealized gain on investments held in the Trust Account of $6,212,416, offset by formation and operating costs of $3,281,394.

For the nine months ended September 30, 2022, we had a net loss of $96,607, which resulted from a loss on the sale of private placement warrants to our sponsor of $30,000, and an unrealized gain on investments held in the Trust Account of $933,679, offset in part by formation and operating costs of $1,000,286.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had cash held outside of the Trust Account of $69,777 and a working capital deficit of $3,218,146.

For the nine months ended September 30, 2023, net cash used in operating activities was $792,137, which was due to our net income of $2,931,022 as adjusted for our gain on investments held in the Trust Account of $6,212,416, and changes in working capital of $2,489,257.

For the nine months ended September 30, 2022, net cash used in operating activities was $344,756, which was due to our net loss of $96,607 and an unrealized gain on investments held in the Trust Account of $933,679, offset in part by changes in working capital of $655,530 and a loss on the sale of Private Placement Warrants to our Sponsor of $30,000.

For the nine months ended September 30, 2023, net cash provided by investing activities of $211,918,104 represents the proceeds from the Trust account for payment to redeeming shareholders.

For the nine months ended September 30, 2022, net cash used in investing activities of $25,250,000 was the result of Advances to the Trust Account from the exercise of the Over-Allotment Option.

For the nine months ended September 30, 2023, net cash used in financing activities of $211,518,104 was due to payment to redeeming shareholders of $211,918,104, partially offset by cash inflow of $400,000 from related party promissory note.

For the nine months ended September 30, 2022, net cash provided by financing activities of $25,250,000 was comprised of $24,500,000 in proceeds from the Initial Public Offering net of underwriting discount paid and $750,000 in proceeds from the sale of Private Placement Warrants.

As of September 30, 2023 we had cash of $69,777 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Through September 30, 2023, our liquidity needs were satisfied through $400,000 of advances outstanding subsequently covered under the Promissory Note (See Note 6).

Based on the cash forecast we prepared as of September 30, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024.

Unless extended, the Company will have until March 15, 2024 to complete a Business Combination. If a Business Combination is not consummated by March 15, 2024 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.

Based on the liquidity issue, mandatory liquidation and subsequent dissolution, we have determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Although the Company intends to consummate a business combination on or before March 15, 2024, it is uncertain whether the Company will be able to do so by this time. While we expect to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 or December 31, 2022.

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

Promissory Notes—Related Party

On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of September 30, 2023, the balance under the Note was $400,000. As of September 30, 2023, the Sponsor did not elect to convert any of the principal to warrants.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of 6,212,416 as of September 30, 2023.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the recording of an unbilled amount due to a third-party service providers, failure to timely remove liability associated with the deferred underwriting fees, and interest income during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, we had cash held outside of the Trust Account of $69,777 and a working capital deficit of $3,218,146. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Based on the cash forecast prepared by management as of September 30, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of March 15, 2024, the date at which we must complete a Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

2.1	Agreement and Plan of Merger, dated as of August 11, 2023 (2)

10.1	Sponsor Support Agreement, dated as of August 11, 2023 (2)

10.2	Company Support Agreement, dated as of August 11, 2023 (2)

10.3	Form of Registration Rights Agreement (2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swiftmerge Acquisition Corp.

Date: November 21, 2023	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: November 21, 2023	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer