Form 10-K
period 2023-12-31
Swiftmerge Acquisition Corp.
filed 2024-04-01
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2023, as reported on Nasdaq, was $23,210,580 (based on the closing sales price of the Class A ordinary shares on June 30, 2023 of $10.33.
As of March 29, 2024, there were 4,589,913 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001, and 2,250,000 Class B ordinary shares, par value $0.0001, issued and outstanding.
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

•	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share in the share capital of the company;

•	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share in the share capital of the company;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•

“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that are converted from the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such private Class A ordinary shares will not be “public shares”);

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

•

The requirement that we consummate an initial business combination within 42 months after the closing of our initial public offering or, if such 42 month period is extended, within such extended period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

•

We may not be able to consummate an initial business combination within 42 months after the closing of our initial public offering or, if such 42 month period is extended, within such extended period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

v

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

On December 17, 2021, the company consummated its initial public offering (the “IPO”) of 20,000,000 units, at $10.00 per unit, generating gross proceeds of approximately $200 million, and incurring offering costs of approximately $25.5 million, inclusive of $7 million in deferred underwriting commissions. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “public warrant”). Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of our IPO, we consummated the private placement (“private placement”) of 8,600,000 private placement warrants to the sponsor and anchor investors, at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $8.6 million. Each private placement warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to certain adjustments.

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

Following the closing of our IPO (including the closing of the Over-Allotment Option), an aggregate amount of $227,250,000 was placed in the company’s trust account (the “Trust Account”) established in connection with the initial public offering, invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the funds held in the Trust Account, as described below.

In November 2022, the Company obtained a waiver (the “Waiver Letter) from the IPO underwriter that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination.

June 2023 Extension Meeting

On June 15, 2023 (the “2023 Meeting”), the Company convened the extraordinary general meeting of the Company which had been adjourned from June 12, 2023 At the 2023 Meeting, the shareholders of the Company approved an amendment (the “First Trust Amendment”) of that certain investment management trust agreement, dated December 17, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock-Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination and (ii) March 15, 2024. At the 2023 Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination from June 17, 2023 to March 15, 2024.

In connection with the shareholders’ vote at the 2023 Meeting, the holders of 20,253,090 public Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $211,918,105.

Immediately following the approval of the proposals at the 2023 Meeting, Swiftmerge Holdings, L.P. (the “Sponsor”), as the holder of 3,375,000 Class B Ordinary Shares, converted all 3,375,000 of such shares into the same number of Class A Ordinary Shares. The Sponsor held Class A Ordinary Shares do not contain a redemption right. As a result of the redemptions described above and the conversion of the Sponsor’s Class B Ordinary Shares, there are an aggregate of 5,621,910 Class A Ordinary Shares outstanding.

March 2024 Extension Meeting

On March 15, 2024 (the “2024 Meeting”), the Company convened an extraordinary general meeting of the Company’s shareholders. At the 2024 Meeting, the shareholders of the Company approved a second amendment (the “Second Trust Amendment”) of that certain investment management trust agreement, dated December 17, 2021, as amended on June 15, 2023 (the “Trust Agreement”), by and between the Company and Continental, to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination and (ii) June 17, 2025 (the “Extension Date”). At the 2024 Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination (the “Extension”), from March 15, 2024 to June 17, 2025 (the “Extension Amendment Proposal”).

In connection with the shareholders’ vote at the 2024 Meeting, the holders of 1,031,997 public Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.92 per share, for an aggregate redemption amount of approximately $11.3 million. After the satisfaction of such redemptions, the Company expects the balance in the Trust Account will be approximately $13.3 million.

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

Financial Position

With funds available for a business combination initially in the amount of $13.3 million as of March 29, 2024, we believe that we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, executive officers, advisors and directors have entered into an agreement with us, pursuant to which they have agreed, as applicable, to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025 or, if such period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor, executive officers, advisors and directors, as applicable, have agreed to vote their founder shares and public shares in favor of our initial business combination and the anchor investors have agreed, pursuant to a separate investment agreement with each anchor investor, to vote any founder shares held by them in favor of our initial business combination. As a result, in addition to their founder shares, we would need 44,957, or 1% (assuming all 6,839,913 issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum, which would be 3,419,957 share, are voted), of the outstanding public shares sold in our initial public offering after prior redemptions (including the exercise by the underwriter of its over-allotment option) to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event, we would not need any additional public shares sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor, executive officers, advisors and directors have entered into an agreement with us, pursuant to which they have agreed, as applicable, to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 17, 2025 or, if such period is extended, until the expiration of such extended period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until June 17, 2025 to consummate an initial business combination unless such period is extended. If we have not consummated an initial business combination by June 17, 2025 or, if such period is extended, within such extended period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by June 17, 2025 or, if such period is extended, within such extended period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor has entered into an agreement with us, pursuant to which it has agreed to waive its rights to liquidating distributions from the Trust Account with respect to any founder shares it holds if we fail to consummate an initial business combination by June 17, 2025 or, if such period is extended, within such extended period (although it will be entitled to liquidating distributions from the Trust Account with respect to any public shares it hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, officers, advisors and directors, as applicable, have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025 or, if such period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account (which as of December 31, 2023, was $148,349 plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by June 17, 2025, or, if such period is extended, within such extended period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025, or, if such period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 17, 2025 or, if such period is extended, within such extended period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at 4318 Forman Ave, Toluca Lake, CA 91602. As of December 31, 2023, the cost for our use of this space was included in the monthly fee of up to $1,000 that we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our sponsor, anchor investors, directors, advisors and officers owned, directly or indirectly, on an as-converted basis, 42.9% of our outstanding ordinary shares immediately following our initial public offering and after the redemptions by our public Class ordinary shareholders. Our sponsor, anchor investors, directors, advisors and officers also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of shareholders who attend and vote at a general meeting of the company. Our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination, and the anchor investors have agreed, pursuant to a separate investment agreement with each anchor investor, to vote any founder shares held by them in favor of our initial business combination. As a result, in addition to their founder shares, we would need 44,957, or 1% (assuming all 6,839,913 issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum, which would be 3,419,957 share, are voted), of the outstanding public shares sold in our initial public offering after prior redemptions (including the exercise by the underwriter of its over-allotment option) to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event that our anchor investors purchased or purchase such units (either in our initial public offering or after) and vote them in favor of our initial business combination, a smaller portion of affirmative votes from other public shareholders would be required to approve our initial business combination. As a result of the founder shares and any units that our anchor investors may purchase, they may have different interests with respect to a vote on an initial business combination than other public shareholders. In the event, we would not need any additional public shares sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor, directors, advisors and officers to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025 or, if such period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by June 17, 2025 or, if such period is extended, within such extended period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 17, 2025 or, if such period is extended, within such extended period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The requirement that we consummate an initial business combination by June 17, 2025 or, if such period is extended, within such extended period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by June 17, 2025 or, if such period is extended, within such extended period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination by June 17, 2025 or, if such period is extended, within such extended period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by June 17, 2025 or, if such period is extended, within such extended period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

If we are unable to complete an initial business combination by June 17, 2025 or, if such period is extended, within the extended period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 42 months. Our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. If we seek shareholder approval to further extend the June 17, 2025 period in which we have to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account.

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

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until June 17, 2025 or, if such period is extended, for such extended period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, as of December 31, 2023, only approximately $148,349 is available to us outside the Trust Account to fund our working capital requirements. We believe that the funds currently available to us outside of the Trust Account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate until June 17, 2025 (or a shorter period if our business combination is completed during that time or, if such 42 month period is extended, for such extended period); however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025 or, if such period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Our initial shareholders and anchor investors control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders and anchor investors own, on an as-converted basis, 5,625,000 of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders or anchor investors purchase any additional Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers, advisors or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board of Directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election and our sponsor and anchor investors, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor and anchor investors will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Upon redemption of our public shares, if we have not consummated an initial business combination within 42 months from the closing of our initial public offering or, if such 42 month period is extended, within such extended period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement entered into at the closing of our initial public offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor, directors, officers, anchor investors and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 5,625,000 of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, advisors and directors, as applicable, have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025 or, if such period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, advisors or directors, as applicable, for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Of the net proceeds from the closing of our initial public offering and the sale of the private placement warrants, as of May 29, 2024, up to $13.3 million is available to complete our initial business combination and pay related fees and expenses.

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

If we have not consummated an initial business combination by June 17, 2025 or, if such period is extended, within such extended period, our public shareholders may be forced to wait beyond such June 17, 2025 or longer, if extended, before redemption from our Trust Account.

If we have not consummated an initial business combination by June 17, 2025 or, if such period is further extended, within such extended period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 42 months from the closing of our initial public offering or, if such 42 month period is extended, beyond such extended period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are unable to complete an initial business combination by June 17, 2025, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond June 17, 2025. Our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. If we seek shareholder approval to extend beyond June 17, 2025 in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account.

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

We do not believe that our current principal activities subject us, or that our anticipated principal activities in the future will subject us, to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act of 1940. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2025 or, if such period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by June 17, 2025 or, if such period is extended, within such extended period, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

As of March 29, 2024, the remaining net proceeds of the initial public and certain proceeds from the sale of the private placement warrants, in the amount of $13.3 million is held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $13.3 million as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.10 per share.

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

Our units, Class A ordinary shares and warrants, are currently listed on the Nasdaq Capital Market. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq Capital Market prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, based on Nasdaq’s current listing standards, we must maintain a minimum market value of listed securities of $35,000,000, a minimum of 500,000 publicly held shares owned by non-affiliates and a minimum of 300 public holders of our listed securities.

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, the market value of unrestricted publicly held shares listed securities would be required to be at least $15 million (or we would need to satisfy either certain income and stockholders’ equity requirements, stockholders’ equity and operating history requirements or total assets and total revenue requirements) and we would be required to have a minimum of 300 unrestricted round lot holders (with at least 150 of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The SEC has recently adopted rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete a business combination. The need for compliance with the SPAC Rules may cause us to liquidate the funds in the Trust Account or cause us to liquidate at an earlier time than we might otherwise choose.

With respect to the regulation of special purpose acquisition companies (“SPACs”), on March 30, 2022, the SEC issued proposed rules, which were adopted in large part in final regulations on January 24, 2024 (the “SPAC Final Rules”), relating to, among other items, disclosures in SEC filings in connection with business combination transactions between SPACs, such as the Company, and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we were to be deemed to be an investment company for purposes of the Investment Company Act (as defined below), in which case we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we were able to modify our activities so that we would not be deemed an investment company, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company.

The SPAC Final Rules adopted on January 24, 2024 by the SEC, relating to, among the others, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Final Rules provide that whether a SPAC is an investment company subject to the Investment Company Act is based on particular facts and circumstances. A specific duration period of a SPAC is not the sole determinant, but one of the long-standing factors to consider in determination of a SPAC’s status under the Investment Company Act. A SPAC could be deemed as an investment company at any stage of its operation. The determination of a SPAC’s status as an investment company includes analysis of a SPAC’s activities, depending upon the facts and circumstances, including but not limited to, the nature of SPAC assets and income, the activities of a SPAC’s officers, directors and employees, the duration of a SPAC, the manner a SPAC holding itself out to investors, and the merging with an investment company. The SPAC Final Rules will become effective 125 days after publication in the Federal Register. As of the date hereof, the SPAC Final Rules have not been published in the Federal Register yet.

Since the consummation of its IPO, the Company has deposited the proceeds of its IPO and sales of Private Placement Warrants in connection with the IPO (including proceeds of the full exercise of over-allotment options and the sales of Private Placement Warrants in connection with such exercise), net of certain expenses and working capital, into the Trust Account to invest in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company was deemed to be an investment company for purposes of the Investment Company Act, it might be forced to abandon its efforts to complete an initial business combination and instead be required to liquidate. If the Company is required to liquidate, its investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of the Company’s securities following such a transaction, the Company’s warrants and rights would expire worthless and Ordinary Shares would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

If we are deemed to be an investment company for purposes of the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, unless the Company is able to modify its activities so that we would not be deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares or investing in a successor operating business, including the potential appreciation in the value of our units, shares, warrants and rights following such a transaction, and our warrants and rights would expire worthless.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, there is a greater risk that the Company may be considered an unregistered investment company, in which case the Company may be required to liquidate.

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”), and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

CFIUS has authority to review direct or indirect investments by foreign persons in U.S. businesses, including assets with a nexus to U.S. interstate commerce and, in some cases, U.S. real estate without any underlying U.S. business. Significant CFIUS reform legislation and regulations, which became effective on February 13, 2020, among other things, expanded the scope of CFIUS’ jurisdiction to cover more types of transactions and empowered CFIUS to scrutinize more closely investments in U.S. assets. Under the CFIUS regulations, foreign investors may be required to make mandatory filings and pay filing fees related to such filings. Also, CFIUS has the authority to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily or at the request of CFIUS. If CFIUS determines an investment to be a threat to national security, CFIUS has the authority to impose limitations, conditions, or restrictions on, or prohibit investments subject to its jurisdiction. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Certain investments that do not result in control of a U.S. business by a foreign person but afford foreign investors certain information or governance rights in a U.S. business involved in activities relating to “critical technologies,” “covered investment critical infrastructure” or “sensitive personal data” also are within the jurisdiction of CFIUS. The Company may also be subject to review by other U.S. government entities.

Our Sponsor is a Delaware limited partnership that is controlled by its general partner, a Delaware limited liability company, with its principal place of business in the U.S.; however, certain of the Sponsor’s principals are Canadian citizens. Given the significant discretion exercised by CFIUS to interpret its regulations, it is possible that CFIUS may view the Sponsor to be controlled by one or more foreign persons and thus deemed to be a “foreign person” for CFIUS purposes, resulting in CFIUS having jurisdiction over certain investments of the Sponsor. Should CFIUS reach such a conclusion, it is possible that a business combination with a U.S. business or foreign business with U.S. subsidiaries or operations that we may wish to pursue may be subject to CFIUS review or other regulatory review, depending on the Company’s ultimate share ownership following the business combination and other factors.

If a particular proposed business combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a filing on a voluntary basis, or we may determine to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to modify or delay our proposed business combination, impose conditions with respect to such business combination, request the President of the United States to order us to divest all or a portion of the U.S. target business of our business combination that we acquired without first obtaining CFIUS approval, or prohibit the business combination entirely. Accordingly, the pool of potential targets with which the proposed business combination can occur may be limited. These risks may delay or prevent us from pursuing our initial business combination with certain target companies that we believe would otherwise be attractive to us and our shareholders.

The process of government review or a decision to delay or prohibit the transaction, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our business combination. If we are unable to consummate our business combination within the applicable time period required under the Company’s amended and restated memorandum and articles of association, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a business combination. In addition, our warrants would expire which would result in a loss to warrant holders.

The Extension Amendment contemplated by the Extension Amendment Proposal contravenes Nasdaq rules, and as a result, could lead Nasdaq to suspend trading in the Company’s securities or lead the Company to be delisted from Nasdaq.

The Company is listed on the Nasdaq Capital Market. Nasdaq Listing Rule IM-5101-2 (the “Listing Rule”) requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s IPO registration statement was declared effective by the SEC on December 17, 2021, it is required to complete an initial business combination by December 17, 2024 pursuant to the Listing Rule (the “Nasdaq Deadline”). If the Extension Amendment is approved and the Board exercises its right to extend the life of the Company past December 17, 2024, such extension would extend the life of the Company past the Nasdaq Deadline. The Listing Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. We cannot assure you that Nasdaq will not suspend or delist the Company’s securities in the event the Extension Amendment Proposal is approved and the Extension Amendment is implemented and the Company does not complete one or more business combinations by the Nasdaq Deadline. Upon receipt of any such delisting letter, the Company will have the option to appeal Nasdaq’s determination. To the extent that the Company receives a delisting letter, the Company intends to appeal the Nasdaq delisting in order to permit the continued listing of the Company on Nasdaq so that the Company can consummate an initial business combination by the Extended Date. We cannot assure you that any such appeal or hearing will be successful. In the event the Company is not successful in its appeal and is delisted from Nasdaq, the only established trading market for its securities would be eliminated and the Company would seek to have its securities quoted on an over-the-counter market.

If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	an inability to complete a business combination;

•	reduced liquidity for our securities;

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 194,378,090 and 17,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the remaining Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interest of the registered holders of public warrants. Furthermore, our warrant agreement provides that an amendment to remove our right to redeem the warrants under certain circumstances will be deemed, for the avoidance of doubt, not to materially adversely affect the interests of the registered holders of public warrants. Such amendment could be effected if the company believed that such amendment would result in the warrants being classified for accounting purposes as equity. Accordingly, we may amend the terms of the public warrants in a manner materially adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

On February 8, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. On July 16, 2021, we effected a share contribution back to capital resulting in the initial holders of Class B ordinary shares holding 5,750,000 Class B ordinary shares (125,000 of which were forfeited in connection with the underwriters’ partial exercise of their over-allotment option). The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. Pursuant to a separate investment agreement with each anchor investor, our sponsor forfeited and we sold an amount up to 225,000 founder shares to each anchor investor (such amount of founders shares dependent on the size of each anchor investor’s participation in our initial public offering) at their original purchase price of approximately $0.003 per share, or up to 2,250,000 founder shares in the aggregate. In addition, our sponsor and the anchor investors purchased an aggregate of 9,350,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($9,350,000 in the aggregate), in a private placement concurrently with the closing of our initial public offering. Each anchor investor purchased up to 300,000 private placement warrants, at a price of $1.00 per warrant (such amount of private placement warrants dependent on the size of each anchor investor’s participation in our initial public offering). A portion of the purchase price of the private placement warrants was added to the proceeds from the closing of our IPO to be held in the Trust Account such that at the time of closing of our initial public offering, approximately $202.0 million was originally held in the Trust Account. As a result of prior redemptions, at March 29, 2024, there was approximately $13.3 million in the Trust Account. If we do not consummate an initial business by June 17, 2025 or, if such period is extended, within such extended period, the private placement warrants will expire worthless. The personal and financial interests of our executive officers, advisors and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as June 17, 2025 nears, which is the deadline for our consummation of an initial business combination unless such period is extended.

Certain of our officers, advisors and directors have direct and indirect economic interests in us and/or our sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers, advisors and directors own partnership interests in our sponsor and indirect interests in our private Class A ordinary shares and private placement warrants which may result in interests that differ from the economic interests of our public shareholders, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As discussed in this Report under “Controls and Procedures,” our management has concluded that, as of December 31, 2023, we had material weaknesses in our internal control over financial reporting related to our review controls over the recording of an unbilled amount due to a third-party service provider and interest income.

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

As of December 31, 2023, the Company had cash held outside of the Trust Account of $148,349 and a working capital deficit of $3,021,925. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of December 31, 2023 will not be sufficient to allow us to operate until June 17, 2025, the date at which we must complete a business combination, unless extended. While we expect to have sufficient access to additional sources of capital under the working capital loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by June 17, 2025 or, if the maturity date is extended, by such extended date, there will be a mandatory liquidation and subsequent dissolution of the company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

The current conflict between Russia and Ukraine and Hamas’ attack of Israel and the ensuing war has exacerbated market instability and disrupted the global economy and may adversely affect our business, results of operations and financial condition.

The United States and global markets have experienced uncertainty, volatility and disruption following the escalation of geopolitical tensions as a result of the invasion of Ukraine by Russia in February 2022 and the attack of Israel by Hamas in October 2023. Although the length and impact of the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict are highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additional consequences of the conflicts may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia or Ukraine or Israel and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain. Any of the foregoing factors, including developments or effects that we cannot yet predict, may adversely affect our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 4318 Forman Avenue, Toluca Lake, CA 91602. As of December 31, 2023, the cost for our use of this space was included in the monthly fee of up to $1,000 that we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

On March 29, 2024, there were 2 holders of record of our units, 2 holders of record of our Class A ordinary shares, 25 holders of record of our Class B ordinary shares and 22 holders of record of our warrants.

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

On January 18, 2022 the underwriter partially exercised the over-allotment option and purchased an additional 2,500,000 units, at a price of $10.00 per unit, generating gross proceeds of $25,000,000. In connection with the partial exercise of the over-allotment option, the sponsor forfeited 125,000 founder shares. Simultaneously with the partial exercise of the over-allotment option, the company sold an additional 750,000 private placement warrants to the sponsor, generating gross proceeds to the company of $750,000. Following the closing of the over-allotment option, an aggregate amount of $227,250,000 has been placed in the company’s Trust Account established in connection with our initial public offering. As a result of prior redemptions, at March 29, 2024 there was approximately $13.3 million in the Trust Account.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

The registration statement for our Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “Public Shares”) at $10.00 per unit, generating gross proceeds of approximately $200 million, and incurring offering costs of approximately $12.6 million, of which approximately $7 million was for deferred underwriting commissions. On January 18, 2022, the underwriter partially exercised its Over-Allotment Option, resulting in 2,500,000 additional units being sold at $10.00 per unit, generating gross proceeds of approximately $25 million. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor and the Anchor Investors, generating gross proceeds of approximately $8.6 million. On January 18, 2022, following the underwriter’s exercise of the Over-Allotment Option, the Sponsor purchased from the company an additional 750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Upon the closing of the Initial Public Offering, the private placement and the Over-Allotment Option, approximately $227.2 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the Trust Account with Continental, acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. If we are unable to complete an initial Business Combination by June 17, 2025 we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the years ended December 31, 2023 and 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2023, we had a net income of $3,416,614, which resulted from an unrealized gain on investments held in the Trust Account of $6,501,789 offset by formation and operating costs of $3,085,175.

For the year ended December 31, 2022, we had a net income of $1,502,550, which resulted from an unrealized gain on investments held in the Trust Account of $2,542,494, and a gain on waiver of deferred underwriting commissions of $442,750, offset by formation and operating costs of $1,452,694 and a loss on sale of Private Placement Warrants of $30,000.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash held outside of the Trust Account of $148,349 and a working capital deficit of $3,021,925.

Our liquidity needs up to December 31, 2023 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the year ended December 31, 2023, net cash used in operating activities was $913,565, which was due to our unrealized gain on investments held in the Trust Account of $6,501,789, offset by our net income of $3,416,614 and changes in working capital of $2,171,610.

For the year ended December 31, 2022, net cash used in operating activities was $413,917, which was due to net income of $1,502,550, changes in working capital of $1,038,777, and a loss on the sale of Private Placement Warrants to our Sponsor of $30,000, offset by a gain on investments held in the Trust Account of $2,542,494 and a gain on waiver of deferred underwriting commissions of $442,750.

For the year ended December 31, 2023, net cash provided by investing activities of $211,918,105 represents the proceeds from the Trust Account for payment to redeeming shareholders.

For the year ended December 31, 2022, net cash used in investing activities of $25,250,000 was the result of advances to the Trust Account resulting from net proceeds of our Initial Public Offering.

For the year ended December 31, 2023, net cash used in financing activities of $211,318,105 was comprised of $211,918,105 in payments to redeeming shareholders and $600,000 in proceeds from the promissory notes with related parties.

For the year ended December 31, 2022, net cash provided by financing activities of $25,250,000 was comprised of $24,500,000 in proceeds from the Initial Public Offering net of underwriting discount paid and $750,000 in proceeds from the sale of Private Placement Warrants.

For the year ended December 31, 2023 we had cash of $148,349 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of December 31, 2023, the balance under the Note was $600,000. As of December 31, 2023, the Sponsor did not elect to convert any of the principal to warrants. There were no amounts outstanding in 2022.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 or 2022.

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

Promissory Note - Related Party

On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of December 31, 2023, the balance under the Note was $600,000. As of December 31, 2023, the Sponsor did not elect to convert any of the principal to warrants.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $6,501,789 as of December 31, 2023.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The company has not considered the effect of the warrants sold in the Initial Public Offering as part of the Units and the Private Placement Warrants in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Recent Developments

The Merger Agreement and Subsequent Termination

On August 11, 2023, Swiftmerge entered into a Merger Agreement (the “Merger Agreement”) with HDL Therapeutics, Inc., a Delaware corporation (“HDL”), and IVCP Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Swiftmerge (“Merger Sub” and, together with Swiftmerge and HDL the “Parties”).

On February 14, 2024, the Company, HDL and Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Merger Agreement by mutual agreement and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Merger Agreement. No termination fee or other payment is due to either party from the other as a result of the termination.

On March 15, 2024 at the 2024 Meeting, the Company convened an extraordinary general meeting of the Company’s shareholders. At the 2024 Meeting, the shareholders of the Company approved the Second Trust Amendment of that certain investment management trust agreement, dated December 17, 2021, as amended on June 15, 2023 (the “Trust Agreement”), by and between the Company and Continental, to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination and (ii) June 17, 2025. At the 2024 Meeting, the Company’s shareholders also approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination, from March 15, 2024 to June 17, 2025 (the “Extension Amendment Proposal”).

In connection with the shareholders’ vote at the 2024 Meeting, the holders of 1,031,997 public Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.92 per share, for an aggregate redemption amount of approximately $11.3 million. After the satisfaction of such redemptions, the Company expects the balance in the Trust Account will be approximately $13.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to remaining unremediated material weakness in our internal controls over financial reporting related to the recording of an unbilled amount due to a third-party service providers, failure to timely remove liability associated with the deferred underwriting fees, and interest income during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In November 2022, the Company obtained a waiver letter from the underwriter in the Company’s initial public offering that waived all rights to the deferred underwriting commissions payable to the underwriter at the closing of the Company’s initial Business Combination. On August 21, 2023, in connection with the preparation of the Company’s financial statements for the quarter and six-months ended June 30, 2023, management determined that the waived deferred underwriting commission had previously been improperly classified as a liability after the waiver was obtained. As a result, management determined that it is appropriate to restate the Company’s previously issued audited financial statements as of and for the year ended December 31, 2022, included in the Company’s previously filed Annual Report on Form 10-K with the Securities and Exchange Commission (the “Form 10-K”), and the financial statements as of and for the three months ended March 31, 2023, included in the Company’s previously filed Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “Form 10-Q” and collectively with the Form 10-K and the financial statements included in the Form 10-K and the Form 10-Q, the “Non-Reliance Financial Statements”). The changes did not impact the Company’s cash position.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Report, our officers and directors are as follows:

Name	Age	Position
George Jones	72	Chairman of the Board
John “Sam” Bremner*	57	Chief Executive Officer and Director
Christopher J. Munyan*	57	Chief Financial Officer
Aston Loch*	36	Chief Operating Officer and Secretary
General (Ret.) Wesley K. Clark	78	Director
Brett Conrad	63	Director
Dr. Leonard Makowka	69	Director
Dr. Courtney Lyder	57	Director
Sarah Boatman	51	Director

*	Denotes an executive officer.

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

•

Our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 42 months from the closing of our initial public offering or, if such 42 month period is extended, within such extended period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

The following table sets forth information regarding the beneficial ownership of Swiftmerge’s Public Shares and Founder Shares as of March 31, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Swiftmerge’ Public Shares and Founder Shares, by:

•	each person known by Swiftmerge to be the beneficial owner of more than 5% of Swiftmerge’s issued and outstanding Public Shares or Founder Shares;

•	each of Swiftmerge’ executive officers and directors that beneficially owns shares of Swiftmerge’s Public Shares or Founder Shares; and

•	all of Swiftmerge’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty days.

At March 1, 2024, there were 7,871,910 ordinary shares outstanding, of which 5,621,910 were Class A ordinary shares, including 3,750,000 Founder Shares held by our Sponsor, and 2,250,000 were Class B ordinary shares. The Class A Ordinary Shares together with the Class B Ordinary Shares are also referred to as the Ordinary Shares.

Voting power represents the combined voting power of the Public Shares or Founder Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Public Shares and Founder Shares vote together as a single class.

Unless otherwise indicated, Swiftmerge believes that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares or Founder Shares beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares(8)
Swiftmerge Holdings, LLC (2)	3,375,000	42.9%
John “Sam” Bremner (3)	—	* %
George Jones (3)	—	* %
Aston Loch (3)	—	* %
Christopher J. Munyan (4)	—	* %
General (Ret.) Wesley K Clark (3)	—	* %
Dr. Leonard Makowka (3)	—	*
Dr. Courtney Lyder (3)	—	*
Sarah Boatman (3)	—	*
All executive officers and directors as a group (eight individuals)	3,375,000	42.9%
Farallon Capital Partners (4)	725,000	9.2%
Polar Asset Management Partners, Inc. (5)	450,000	5.7%
Meteora Capital LLC (6)	527,472	6.7%
CaaS Capital Management LP (7)	200,000	2.5%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Swiftmerge Acquisition Corp., 4318 Forman Ave., Toluca Lake, California 91602.
(2)	Swiftmerge Holdings, LLC, our Sponsor, is the record holder of 3,375,000 of our Founder Shares, which are Class A ordinary shares that were converted from Class B ordinary shares in June 2023.
(3)

Does not include any shares indirectly owned by this individual as a result of a passive economic interest in our Sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

(4)

Based solely on a Schedule 13G filed on December 27, 2021 (as amended by Schedules 13G/A filed on February 14, 2022, February 9, 2023 and February 5, 2024, respectively), Farallon Capital Management, L.L.C., a Delaware limited liability company (the “Management Company”), Farallon Partners, L.L.C., a Delaware limited liability company (the “Farallon General Partner”), is the general partner of each of the Farallon Funds and is the sole member of Farallon Institutional (GP) V, L.L.C., a Delaware limited liability company (the “FCIP V General Partner”). As of the date hereof, the Farallon Funds hold an aggregate of 300,000 Shares. Also as of the date hereof, an investment vehicle (the “SPV”) that is managed by the Management Company holds 225,000 Class B ordinary shares of the Company (“Class B Ordinary Shares”), each of which is convertible at the holder’s option into one Class A ordinary share. Accordingly, as of the date hereof, the Management Company may be deemed a beneficial owner of 225,000 Class A ordinary shares. Joshua J. Dapice, Philip D. Dreyfuss, Hannah E. Dunn, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Edric C. Saito, William Seybold, Daniel S. Short, Andrew J. M. Spokes, John R. Warren and Mark C. Wehrly (collectively, the “Farallon Individual Reporting Persons”), as managing members of both the Farallon General Partner and the Management Company and as managers of the FCIP V General Partner and the F5MI General Partner, with the power to exercise investment discretion. Each of the Management Company, the Farallon General Partner, the FCIP V General Partner, the F5MI General Partner, and the Farallon Individual Reporting Persons disclaims any beneficial ownership of any such shares. The address for the persons and entities listed in this footnote is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

(5)

Based solely on a Schedule 13G filed with the SEC on February 11, 2022 (as amended by a Schedule 13G/A filed on February 13, 2023, and February 9, 2024, respectively), Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada that serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Class A Ordinary Shares directly held by PMSMF, has sole voting and dispositive power over 450,000 Class A Ordinary Shares. The address of the principal business office of Polar Asset Management Partners Inc and PMSMF is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)

Based solely on a Schedule 13G filed with the SEC on February 14, 2024 by Meteora Capital LLC, a, a Delaware limited liability company (“Meteora Capital”) with respect to the Class A ordinary shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the Common Stock held by the Meteora Funds. The address of the principal business office of Meteora Capital is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(7)

Based solely on a Schedule 13G filed with the SEC on February 9, 2023, as amended by a Schedule 13G/A filed on February 5, 2024, respectively), each of the following persons has shared voting and dispositive power over 200,000 Class A Ordinary Shares of the Company: CaaS Capital Management LP, a Delaware limited partnership; CaaS Capital Management GP LLC, a Delaware limited liability company and the general partner of CaaS Capital Management LP; and Siufu Fu, the managing member of CaaS Capital Management GP LLC. The business address of each of the foregoing persons is 800 Third Avenue, 26th Floor, New York, NY 10022.

(8)	Percentages are based upon 7,871,910 ordinary shares issued and outstanding.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of December 31, 2023, the balance under the Note was $600,000. As of December 31, 2023, the Sponsor did not elect to convert any of the principal to warrants. There were no amounts outstanding in 2022.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 totaled approximately $139,953, compared to $115,486 for the year ended December 31, 2022.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the year ended December 31, 2023 or during the year ended December 31, 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum any tax fees during the year ended December 31, 2023 or during the year ended December 31, 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any other fees during the year ended December 31, 2023 or during the year ended December 31, 2022.

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

Exhibit No.	Description

1.1	Underwriting Agreement between the company and BofA Securities, Inc. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

3.2	Amendments to Amended and Restated Memorandum and Articles of Association dated June 15, 2023. (8)

3.3	Amendments to Amended and Restated Memorandum and Articles of Association dated March 15, 2024. (9)

4.1	Warrant Agreement between Continental Stock Transfer & Trust company and the company. (1)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Ordinary Share Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust company and the company. (1)

10.2	Registration and Shareholder Rights Agreement among the company, our sponsor, the anchor investors and certain directors of the company. (1)

10.3	Private Placement Warrants Purchase Agreement, dated December 14, 2021 between the company and the sponsor. (1)

10.4	Form of Private Placement Warrants Purchase Agreement among the company and each of the anchor investors. (3)

10.5	Letter Agreement among the company, the sponsor and the company’s officers and directors and advisors. (1)

10.6	Administrative Services Agreement between the company and the sponsor. (1)

10.7	Amended and Restated Promissory Note, dated September 14, 2021, issued to sponsor. (3)

10.8	Form of Indemnification Agreement. (2)

10.9	Securities Subscription Agreement between Swiftmerge Holdings, LP and the Registrant. (2)

10.10	Surrender of Shares and Amendment No. 1 to Securities Subscription Agreement. (3)

10.11	Form of Securities Subscription Agreement between the anchor investors and the Registrant. (4)

10.12	Form of Investment Agreement by and among the Registrant, Swiftmerge Holdings, LP and the anchor investors. (5)

10.13	Form of Amendment No. 1 to Investment Agreement by and among the Registrant, Swiftmerge Holdings, LP and the anchor investors. (6)

10.14	Amendment No. 1 to Administrative Services Agreement between the company and the sponsor. (7)

10.15	First Amendment to Investment Management Trust Agreement dated June 15, 2023. (8)

10.16	Second Amendment to Investment Management Trust Agreement dated March 15, 2024. (9)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

Exhibit No.	Description

97	Swiftmerge Acquisition Corp. Executive Officer Clawback Policy *

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on March 23, 2021.
(3)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 1, 2021.
(4)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 22, 2021.
(5)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 25, 2021.
(6)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on December 2, 2021.
(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 8, 2022.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 15, 2023, filed with the SEC on June 15, 2023.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated March 15, 2024, filed with the SEC on March 19, 2024.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024

SWIFTMERGE ACQUISITION CORP.

/s/ John Bremner
Name:	John Bremner
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ George Jones	Chairman of the Board	April 1, 2024
George Jones

/s/ John Bremner	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
John Bremner

/s/ Christopher J. Munyan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
Christopher J. Munyan

/s/ Aston Loch	Chief Operating Officer	April 1, 2024
Aston Loch

/s/ General (Ret.) Wesley K. Clark	Director	April 1, 2024
General (Ret.) Wesley K. Clark

/s/ Brett Conrad	Director	April 1, 2024
Brett Conrad

/s/ Dr. Leonard Makowka	Director	April 1, 2024
Dr. Leonard Makowka

/s/ Dr. Courtney Lyder	Director	April 1, 2024
Dr. Courtney Lyder

/s/ Sarah Boatman	Director	April 1, 2024
Sarah Boatman

SWIFTMERGE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Bo
a
rd of Directors of
Swiftmerge Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Swiftmerge Acquisition Corp. (the “C
o
mpany”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes

(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 17, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 17, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 17, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements
, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LL
P
We have served as the Company’s auditor since 2021.
Hartford, CT
April 1, 2024

SWIFTMERGE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$148,349	$461,914
Prepaid expenses	—	514,200

Total current assets	148,349	976,114
Investments held in Trust Account	24,376,178	229,792,494

TOTAL ASSETS	$24,524,527	$230,768,608

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,015,734	$51,453
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	185,310	504,181
Accrued expenses - related party	55,516	43,516
Promissory note - related party	600,000	—

Total current liabilities and total liabilities	3,170,274	912,864

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,246,910 and 22,500,000 shares issued and outstanding at redemption value of $10.80 and $10.21 per share as of December 31, 2023 and 2022, respectively	24,276,178	229,692,494
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,375,000 and no shares issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 2,246,910 and 22,500,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	337	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,250,000 and 5,625,000 issued and outstanding as of December 31, 2023 and 2022, respectively	225	562
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(2,922,487)	162,688

Total Shareholders’ (Deficit) Equity	(2,921,925)	163,250

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$24,524,527	$230,768,608

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Formation and operating costs	$3,085,175	$1,452,694

Loss from operations	(3,085,175)	(1,452,694)
Loss on sale of Private Placement Warrants	—	(30,000)
Gain on investments held in Trust Account	6,501,789	2,542,494
Gain on waiver of deferred underwriting fee payable	—	442,750

Net income	$3,416,614	$1,502,550

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	10,232,877	22,376,712

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.22	$0.05

Basic and diluted weighted average shares outstanding, Class A non-redeemable ordinary shares	1,840,068	—

Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.22	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,784,932	5,594,178

Basic and diluted net income per share, Class B ordinary shares	$0.22	$0.05

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	5,750,000	$575	$—	$(5,484,631)	$(5,484,056)
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	1,181,250	—	1,181,250
Issuance of Private Placement Warrants	—	—	—	—	780,000	—	780,000
Forfeiture of Class B Shares by Sponsor	—	—	(125,000)	(13)	—	13	—
Accretion of Class A ordinary shares subject to redemption value	—	—	—	—	(912,664)	(1,529,830)	(2,442,494)
Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	—	—	—	—	(1,048,586)	(1,757,664)	(2,806,250)
Forgiveness of deferred underwriting fee payable	—	—	—	—	—	7,432,250	7,432,250
Net income	—	—	—	—	—	1,502,550	1,502,550

Balance at December 31, 2022	—	—	5,625,000	562	—	162,688	163,250
Conversion of Founder Shares to Class A Ordinary Shares	3,375,000	337	(3,375,000)	(337)	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,501,789)	(6,501,789)
Net income	—	—	—	—	—	3,416,614	3,416,614

Balance at December 31, 2023	3,375,000	$337	2,250,000	$225	$—	$(2,922,487)	$(2,921,925)

The accompanying notes are an integral part of these financial statements.

SWIFTMERGE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,416,614	$1,502,550
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of Private Placement Warrants	—	30,000
Gain on investments held in Trust Account	(6,501,789)	(2,542,494)
Gain on waiver of deferred underwriting fee payable	—	(442,750)
Changes in operating assets and liabilities:
Prepaid expenses	514,200	560,833
Accounts payable	1,964,281	18,394
Accrued expenses	(318,871)	429,305
Accrued offering costs	—	(8,755)
Accrued expenses - related party	12,000	39,000

Net cash used in operating activities	(913,565)	(413,917)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(25,250,000)
Proceeds from Trust Account for payment to redeeming shareholders	211,918,105	—

Net cash provided by (used in) investing activities	211,918,105	(25,250,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting discount paid	—	24,500,000
Proceeds from sale of Private Placement Warrants	—	750,000
Payment to redeeming shareholders	(211,918,105)	—
Proceeds from Promissory note - related party	600,000	—

Net cash (used in) provided by financing activities	(211,318,105)	25,250,000

Net Change in Cash	(313,565)	(413,917)
Cash - Beginning of period	461,914	875,831

Cash - End of period	$148,349	$461,914

Non-cash investing and financing activities:
Conversion of Founder Shares to Class A ordinary shares	$337	$—

Total Accretion of Class A ordinary shares subject to redemption value	$6,501,789	$5,248,744

Forgiveness of def er red underwriting fee payable allocated to equity	$—	$(6,557,250)

Forfeiture of Class B ordinary shares by Sponsor	$—	$13

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $200,000,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Swiftmerge Holdings, LP (the “Sponsor”) and eleven qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) generating gross proceeds of $8,600,000, which is described in Note 5.
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
Transaction costs related to the issuances described above amounted to $26,958,716, consisting of $4,500,000 of cash underwriting fees, $7,875,000 of deferred underwriting fees, $13,605,750 for the excess fair value of Founder Shares attributable to the Anchor Investors (as described in Note 6) and $977,966 of other offering costs.
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
NOTES TO FINANCIAL STATEMENTS

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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares it holds purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
The Company’s Sponsor, directors, advisors, Anchor Investors (as described in Note 6) and executive officers have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of their Public Shares if the Company does not complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, unless extended, or with respect to any other material provision relating to shareholders’ rights or pre-initial

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
On June 15, 2023, the Company reconvened the extraordinary general meeting of the Company which had been adjourned from June 12, 2023 (the “Meeting”). At the Meeting, the shareholders of the Company approved an amendment (the “Trust Amendment”) of that certain investment management trust agreement, dated December 17, 2021 (the “Trust Agreement”), by and between the Company and Continental Share Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial business combination or (ii) March 15, 2024 (the “Extension Date”). At the Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination (the “Extension”), from June 17, 2023 to March 15, 2024 (the “Extension Amendment Proposal”). On March 14, 2024 the Company ,convened an extraordinary general meeting of shareholders to amend the amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from March 15, 2024 to June 17, 2025 (the “Extended Date”).

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

In connection with the shareholders’ vote at the Meeting, the holders of 20,253,090 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of $211,918,105.
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
The Merger Agreement and Subsequent Termination
On August 11, 2023, Swiftmerge entered into a Merger Agreement (the “Merger Agreement”) with HDL Therapeutics, Inc., a Delaware corporation (“HDL”), and IVCP Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Swiftmerge (“Merger Sub” and, together with Swiftmerge and HDL the “Parties”).
On February 14, 2024, the Company, HDL and Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Merger Agreement by mutual agreement and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Merger Agreement. No termination fee or other payment is due to either party from the other as a result of the termination.
Liquidity, Capital Resources, and Going Concern
As of December 31, 2023, the Company had cash held outside of the Trust Account of $148,349 and a working capital deficit of $3,021,925.
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
Furthermore, the Company will have until June 17, 2025 to complete a Business Combination. If a Business Combination is not consummated by June 17, 2025 and an extension has not been effected, there will be a mandatory liquidation and subsequent dissolution of the Company.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Based on the cash forecast prepared by management as of December 31, 2023, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2025.
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
Risks and Uncertainties
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.
Any redemption or other repurchase that occurs on or after January 1, 2023, in connection with a business combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a business combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to effect an extension of the time in which the Company must complete a business combination or complete a business combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $148,349 and $461,914 in cash as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.
Investments Held in Trust Account
As of December 31, 2023 and 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of December 31, 2023 and 2022, the Company had $24,376,178 and $229,792,494 in investments held in the Trust Account, respectively.
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Ordinary Shares Subject to Possible Redemption
All of the 22,500,000 Class A ordinary shares of which, 2,246,910 Class A ordinary shares remain outstanding at December 31, 2023, sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the Class A ordinary shares not under the control of the Company have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $6,501,789 in the year ended December 31, 2023.
As of December 31, 2023 and 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2022	$202,000,000
Less:
Proceeds allocated to Public Warrants	(1,250,000)
Issuance costs allocated to Class A ordinary shares	(1,556,250)
Plus:
Proceeds from over-allotment warrants	750,000
Proceeds from over-allotment units less cash underwriting discount	24,500,000
Initial accretion of Class A ordinary shares from issuance of over-allotment warrants	2,806,250
Accretion of carrying value to redemption value	2,442,494

Class A ordinary shares subject to possible redemption at December 31, 2022	229,692,494
Less:
Redemptions	(211,918,105)
Plus:
Remeasurement of carrying value to redemption value	6,501,789

Class A ordinary shares subject to possible redemption at December 31, 2023	$24,276,178

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,600,000 shares in the calculation of diluted income per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2023			2022
	Class A
	Redeemable Shares	Non-Redeemable Shares	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Net income	$2,204,696	$396,447	$815,472	$1,202,040	$300,510
Denominator:
Basic and diluted weighted average shares outstanding	10,232,877	1,840,068	3,784,932	22,376,712	5,594,178

Basic and diluted net income per ordinary share	$0.22	$0.22	$0.22	$0.05	$0.05

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 5. RELATED PARTY TRANSACTIONS

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Founder Shares
On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). In July 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding (see Note 7). The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriter’s Over-Allotment Option was not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 18, 2022, in connection with the partial exercise of the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding. On June 15, 2023, the Sponsor converted 3,375,000 of its Class B ordinary shares into 3,375,000 non-public Class A ordinary shares, which Class A shares have no redemption rights.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Promissory Note - Related Party
On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest
bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of December 31, 2023, the balance under the Note was $600,000. As of December 31, 2023, the Sponsor did not elect to convert any of the principal to warrants. There were no amounts outstanding in 2022.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company, are payable on demand and are non-interest
bearing. As of December 31, 2023 and 2022, there was $2,284 due to Sponsor.
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
The Company incurred $12,000 and $43,516 in administrative services agreement expenses during the years ended December 31, 2023 and 2022, respectively and these amounts are included within formation and operation costs on the accompanying statements of operations. As of December 31, 2023 and 2022, the Company has $55,516 and $43,516 in administrative services expenses which are included in accrued expenses—related party in the accompanying balance sheet.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, there was $0 outstanding on related party loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights Agreement

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 5,621,910 and 22,500,000 Class A ordinary shares issued and outstanding, respectively, including 2,246,910 and 22,500,000 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 2,250,000 and 5,625,000 Class B ordinary shares issued and outstanding, respectively. Movement relates from the conversion of 3,375,000 Class B shares to Class A discussed below.
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
NOTES TO FINANCIAL STATEMENTS

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
On June 15, 2023, the Company reconvened the extraordinary general meeting of the Company which had been adjourned from June 12, 2023. At the Meeting, the shareholders of the Company approved an amendment that certain investment management trust agreement, dated December 17, 2021 to change the date on which Continental must commence liquidation of the trust account established in connection with the Company’s initial public offering to the earliest of (i) the Company’s completion of an initial business combination and (ii) March 15, 2024 (the “Extension Date”). On March 14, 2024 the Company, convened an extraordinary general meeting of shareholders to amend the amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from March 15, 2024 to June 17, 2025.
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
In connection with the vote to approve the Extension Amendment Proposal, the holders of 20,253,090 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of $211,918,105.
Immediately following the approval of the proposals at the Meeting in June 2023, Swiftmerge Holdings, L.P. as the holder of 3,375,000 Class B Ordinary Shares, converted all 3,375,000 of such shares into the same number of Class A Ordinary Shares. As a result of the redemptions described above and the conversion of the Sponsor’s Class B Ordinary Shares, there are an aggregate of 5,621,910 Class A Ordinary Shares outstanding
.
Warrants
—Public Warrants may
on
ly be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
At December 31, 2023 and 2022, there were 11,250,000 Public Warrants outstanding, and 9,350,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$24,376,178	$24,376,178	$—	$—
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$229,792,494	$229,792,494	$—	$—

SWIFTMERGE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.
On February 14, 2024, the Company entered into the Mutual Termination Agreement with HDL.
On March 14, 2024, the Company extended the date by which the Company has to consummate an initial business combination from March 15, 2024 to June 17, 2025.
On March 14, 2024 the Company and the Sponsor entered into
non-redemption
agreements (each, a
“Non-Redemption
Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange fo
r each such third party or third parties agreeing not to redeem certain public Class A ordinary shares, $0.001 par value per share of the Company sold in its initial public offering (the
“Non-Redeemed
Shares”) at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such
Non-Redeemed
Shares, the Company and the Sponsor agreed, among other items, that the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of 3 Founder Shares for each 10
Non-Redeemed
Shares.
On March 15, 2024 the Company convened an extraordinary general meeting of the Company’s shareholders (the “2024 Meeting”). At the 2024 Meeting, the shareholders of the Company approved the Second Trust Amendment of that certain investment management trust agreement, dated December 17, 2021, as amended on June 15, 2023, by and between the Company and Continental, to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination and (ii) June 17, 2025. At the 2024 Meeting, the Company’s shareholders also approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination, from March 15, 2024 to June 17, 2025 (the “Extension Amendment Proposal”).
In connection with the shareholders’ vote at the 2024 Meeting, the holders of 1,031,997 public Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.92 per share, for an aggregate redemption amount of approximately $
11.3
million. After the satisfaction of such redemptions, the Company expects the balance in the Trust Account will be approximately $13.3 million.