Form 10-Q
period 2024-03-31
Swiftmerge Acquisition Corp.
filed 2024-05-20
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(
424
)
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
of the Exchange Act). Yes ☒ No ☐
As of May 17, 2024, there were 4,589,913 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001 issued and outstanding.

SWIFTMERGE ACQUISITION CORP.

Form 10-Q

For the First Quarter Ended March 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to (i) our ability to consummate any acquisition or other business combination, (ii) our expectations regarding our future liquidity and access to additional sources of capital, (iii) expectations regarding the Trust Account balance, (iv) the use of net proceeds and funds held outside the Trust Account, (v) goals, plans and strategies and their anticipated benefits, (vi) our beliefs regarding credit risk, and (vii) any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but they involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including but not limited to:

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

These risks and uncertainties include, but are not limited to, those factors listed above and others described or referenced under the heading “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 and in our subsequent filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described or referenced under “Risk Factors” may not be exhaustive.

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

iii

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

SWIFTMERGE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$28,051	$148,349

Total current assets	28,051	148,349
Investments held in Trust Account	13,360,262	24,376,178

TOTAL ASSETS	$13,388,313	$24,524,527

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,121,535	$2,015,734
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	357,186	185,310
Accrued expenses - related party	58,516	55,516
Promissory note - rela ted party	600,000	600,000

Total current liabilities and total liabilities	3,450,951	3,170,274

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,214,913 and 2,246,910 shares issued and outstanding at redemption value of $10.91 and $10.80 per share as of March 31, 2024 and December 31 2023, respectively	13,260,262	24,276,178
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,375,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (excluding 1,214,913 and 2,246,910 shares subject to possible redemption as of March 31, 2024 and December 31 2023, respectively)	337	337
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,250,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	225	225
Accumulated deficit	(3,323,462)	(2,922,487)

Total Shareholders’ Deficit	(3,322,900)	(2,921,925)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,388,313	$24,524,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2024	March 31, 2023
Formation and operating costs	$400,975	$1,218,706

Loss from operations	(400,975)	(1,218,706)
Gain on investments held in Trust Account	309,906	2,328,946

Net (loss) income	$(91,069)	$1,110,240

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	2,201,547	22,500,000

Basic and diluted net (loss) income per share, Class A redeemable ordinary shares	$(0.01)	$0.04

Basic and diluted weighted average shares outstanding, Class A non-redeemable ordinary shares	3,375,000	—

Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(0.01)	$0.00

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,250,000	5,625,000

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.01)	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	3,375,000	337	2,250,000	225	—	(2,922,487)	(2,921,925)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(309,906)	(309,906)
Contribution from Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	326,773	—	326,733
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(326,773)	—	(326,733)
Net loss	—	—	—	—	—	(91,069)	(91,069)

Balance at March 31, 2024	3,375,000	$337	2,250,000	$225	$—	$(3,323,462)	$(3,322,900)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	—	—	5,625,000	562	—	162,688	163,250
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,328,946)	(2,328,946)
Net income	—	—	—	—	—	1,110,240	1,110,240

Balance at March 31, 2023	—	$—	5,625,000	$562	$—	$(1,056,018)	$(1,055,456)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(91,069)	$1,110,240
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on investments held in Trust Account	(309,906)	(2,328,946)
Changes in operating assets and liabilities:
Prepaid expenses	—	82,367
Accounts payable	105,801	(29,706)
Accrued expenses	171,876	883,881
Accrued expenses - related party	3,000	—

Net cash used in operating activities	(120,298)	(282,164)

Cash Flows from Investing Activities:
Proceeds from Trust Account for payment to redeeming shareholders	11,325,822	—

Net cash provided by investing activities	11,325,822	—

Cash Flows from Financing Activities:
Payment to redeeming shareholders	(11,325,822)	—

Net cash used in financing activities	(11,325,822)	—

Net Change in Cash	(120,298)	(282,164)
Cash - Beginning of period	148,349	461,914

Cash - End of period	$28,051	$179,750

Non-cash investing and financing activities:
Shareholder non-redemption agreement	$326,773	—
Accretion of Class A or dinary shares subje ct to redemption value	$309,906	$2,328,946

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
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securitas and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares it holds purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company had until 18 months from the closing of the Initial Public Offering, unless extended, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days
thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
On June 15, 2023, the Company reconvened the extraordinary general meeting of the Company’s shareholders, which had been adjourned from
June 12
, 2023 (the “June 2023 Meeting”). At the June 2023 Meeting, the shareholders of the Company approved an amendment of the investment management trust agreement, dated December 17, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial business combination or (ii) March 15, 2024. At the June 2023 Meeting, the Company’s shareholders approved (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination, from June 17, 2023 to March 15, 2024 and (ii) a proposal to provide for the right of a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one
basis at any time and from time to time prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”).
In connection with the shareholders’ vote at the June 2023 Meeting, the holders of 20,253,090 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $211,918,105.
Immediately following the approval of the proposals at the June 2023 Meeting, the Sponsor, as the holder of 3,375,000 Class B ordinary shares, converted all 3,375,000 of such shares into the same number of Class A ordinary shares.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On March 15, 2024, the Company reconvened the extraordinary general meeting of the Company’s shareholders, which had been adjourned from March 13, 2024 (the “March 2024 Meeting”). At the March 2024 Meeting, the shareholders of the Company approved a second amendment (the “Second Trust Amendment”) of the Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial business combination or (ii) June 17, 2025 (the “Extension Date”). At the March 2024 Meeting, the Company’s shareholders also approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination (the “Extension”), from March 15, 2024 to June 17, 2025 (the “Extension Amendment Proposal”).
In connection with the shareholders’ vote at the March 2024 Meeting, the holders of 1,031,997 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.92 per share, for an aggregate redemption amount of approximately $11.3 million.
As a result of the redemptions described above and the conversion of the Sponsor’s Class B ordinary shares, there are an aggregate of 4,589,913 Class A ordinary shares outstanding.
Under Cayman Islands law, the amendments described above took effect immediately upon approval by the shareholders of the applicable Extension Amendment Proposal, Trust Amendment Proposal and the Founder Share Amendment Proposal.
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
On March 14, 2024, the Company and the Sponsor entered into
non-redemption
agreements (each, a
“Non-Redemption
Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange for each such third party or third parties agreeing not to redeem certain public Class A ordinary shares of the Company sold in its initial public offering (the
“Non-Redeemed
Shares”) at the March 2024 Meeting. In exchange for the foregoing commitments not to redeem such
Non-Redeemed
Shares, the Company and the Sponsor agreed, among other items, that the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of 3 Founder Shares for each 10
Non-Redeemed
Shares. The fair value of the Founders Shares totaling $326,773 at the grant date were treated as a contribution from the Sponsor on the accompanying statements of changes in stockholders deficit. Additionally, the fair value of the Founders Shares at the grant date was also treated as finance cost of shares to be issued under the Non-Redemption Agreements.
The
Non-Redemption
Agreements increased the likelihood that the Extension Amendment Proposal would be approved by the Company’s shareholders, and increase the amount of funds that remain in the Trust Account following the March 2024 Meeting, relative to the amount of funds that would be expected to be remaining in the Trust Account following the March 2024 Meeting had the
Non-Redemption
Agreements not been entered into and the shares subject to such agreements had been redeemed.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity, Capital Resources, and Going Concern
As of March 31, 2024, the Company had cash held outside of the Trust Account of $28,051 and a working capital deficit of $3,422,900.
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
Based on the cash forecast prepared by management as of March 31, 2024, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2025.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $28,051 and $148,349 in cash as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account
As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of March 31, 2024 and December 31, 2023, the Company had $13,360,262 and $24,376,178 in investments held in the Trust Account, respectively.
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
Ordinary Shares Subject to Possible Redemption
All of the 22,500,000 Class A ordinary shares of which, 1,214,913 Class A ordinary shares remain outstanding at March 31, 2024 sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the Class A ordinary shares not under the control of the Company have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2024 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $309,906 in the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2024	$24,276,178
Less:
Redemptions	(11,325,822)
Plus:
Remeasurement of carrying value to redemption value	309,906

Class A ordinary shares subject to possible redemption at March 31, 2024	$13,260,262

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
Net (Loss) Income Per Ordinary Share
Net (loss) income per ordinary share is computed by dividing income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,600,000 shares in the calculation of diluted income per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Class A
	Redeemable Shares	Non-Redeemable Shares	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income	$(25,617)	$(39,271)	$(26,181)	$888,192	$222,048

Denominator:
Basic and diluted weighted average shares outstanding	2,201,547	3,375,000	2,250,000	22,500,000	5,625,000

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$(0.01)	$0.04	$0.04

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Recent Accounting Standards
On December 14, 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU
2023-09
address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,612,500 or $6.05 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $6,750 (or $0.003 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrants were charged to shareholders’ deficit. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. See Note 1 for information on the effect of the
Non-Redemption
Agreements on the Company’s Founder Shares.
Promissory Note - Related Party
On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest
bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of March 31, 2024 and December 31, 2023, the balance under the Note was $600,000. As of March 31, 2024 and December 31, 2023, the Sponsor did not elect to convert any of the principal to warrants.
Due to Sponsor
Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company, are payable on demand and are non-interest
bearing. As of March 31, 2024 and December 31, 2023, there was $2,284 due to Sponsor.
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
The Company incurred $3,000 in administrative services agreement expenses during the three months ended March 31, 2024 and 2023, respectively, and these amounts are included within Formation and Operation Costs on the accompanying statements of operations. As of March 31, 2024 and December 31, 2023, the Company has $58,516 and $55,516 in administrative services expenses which are included in accrued expenses - related party in the accompanying balance sheet.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there was $0 outstanding on related party loans.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-Redemption
Agreement
On March 14, 2024, the Company and the Sponsor entered into
Non-Redemption
Agreements with the Investors in exchange for each such third party or third parties agreeing not to redeem the
Non-Redeemed
Shares at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such
Non-Redeemed
Shares, the Company and the Sponsor agreed, among other items, that the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of 3 Founder Shares for each 10
Non-Redeemed
Shares. See Note 1 information on the effect of the Non-Redemption Agreements on the Company’s Founder Shares.
The
Non-Redemption
Agreements are expected to increase the likelihood that the Extension Proposal is approved by the Company’s shareholders, and increase the amount of funds that remain in the Trust Account following the Adjourned Meeting, relative to the amount of funds that would be expected to be remaining in the Trust Account following the Adjourned Meeting had the
Non-Redemption
Agreements not been entered into and the shares subject to such agreements had been redeemed.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 A ordinary shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 4,589,913 and 5,621,910 Class A ordinary shares issued and outstanding, respectively, including 1,214,913 and 2,246,910 Class A ordinary shares subject to possible redemption, respectively.
Class
 B ordinary shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,250,000 Class B ordinary shares issued and outstanding, respectively. Movement relates from the conversion of 3,375,000 Class B shares to Class A discussed below.

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
The Company has agreed that as soon as practicable, but in no event later than
20
business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. Because the warrants are not exercisable until 30 days after the completion of the initial business combination, the Company does

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

not currently intend to update the registration statement of which the prospectus forms a part or file a new registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants until after the initial business combination has been consummated. If a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the
60
th business day after the closing of a Business Combination or within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
The Company may call the warrants for redemption, in whole and not in part, at a price of $
0.01
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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At March 31, 2024 and December 31, 2023, there were 11,250,000 Public Warrants outstanding, and 9,350,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$13,360,262	$13,360,262	$—	$—
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$24,376,178	$24,376,178	$—	$—
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report.

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

Our registration statement for our Initial Public Offering was declared effective on December 14, 2021. On December 17, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “Public Shares”) at $10.00 per unit, generating gross proceeds of approximately $200 million, and incurring offering costs of approximately $12.6 million, of which approximately $7 million was for deferred underwriting commissions. On January 18, 2022, the underwriter partially exercised its Over-Allotment Option, resulting in 2,500,000 additional units being sold at $10.00 per unit, generating gross proceeds of approximately $25 million. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 8,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor and the Anchor Investors, generating gross proceeds of approximately $8.6 million. On January 18, 2022, following the underwriter’s exercise of the Over-Allotment Option, the Sponsor purchased from the company an additional 750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Upon the closing of the Initial Public Offering, the private placement and the Over-Allotment Option, approximately $227.2 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. If we are unable to complete an initial Business Combination by June 17, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 3, 2021 (inception) to March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $91,069, which resulted from formation and operating costs of $400,975, offset in part by an unrealized gain on investments held in the Trust Account of $309,906.

For the three months ended March 31, 2023, we had net income of $1,110,240, which resulted from an unrealized gain on investments held in the Trust Account of $2,328,946, offset in part by formation and operating costs of $1,218,706.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had cash held outside of the Trust Account of $28,051 and a working capital deficit of $3,422,900.

Our liquidity needs up to March 31, 2024 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. On May 19, 2023, the Sponsor provided a $200,000 Advance to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of March 31, 2024, the balance under the Note was $600,000. As of March 31, 2024, the Sponsor did not elect to convert any of the principal to warrants. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the three months ended March 31, 2024, net cash used in operating activities was $120,298, which was due to our unrealized gain on investments held in the Trust Account of $309,906, offset by our net loss $91,069 and changes in working capital of $280,677.

For the three months ended March 31, 2023, net cash used in operating activities was $282,164, which was due to a gain on investments held in the Trust Account of $2,328,946, offset in part by our net income of $1,110,240 and changes in working capital of $936,542.

For the three months ended March 31, 2024, net cash provided by investing activities of $11,325,822 represents the payment from the Trust Account to redeeming shareholders.

For the three months ended March 31, 2024, net cash used in financing activities of $11,325,822 represents the payment from the Trust Account to redeeming shareholders.

For the three months ended March 31, 2023, there was no net cash provided by or used in investing activities or financing activities due to no investing or financing activities in the period.

For the three months ended March 31, 2024 we had cash of $28,051 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 or December 31, 2023.

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

Promissory Note

On May 19, 2023, the Sponsor provided the $200,000 Advance to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of March 31, 2024, the balance under the Note was $600,000. As of March 31, 2024, the Sponsor did not elect to convert any of the principal to warrants.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2024 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $309,906 as of March 31, 2024.

Net (loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The company has not considered the effect of the warrants sold in the Initial Public Offering as part of the Units and the Private Placement Warrants in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

Second Trust Amendment

On March 15, 2024 at the reconvened the extraordinary general meeting of the Company’s shareholders, which had been adjourned from March 13, 2024 (the “March 2024 Meeting”), the shareholders of the Company approved a second amendment (the “Second Trust Amendment”) of that certain investment management trust agreement, dated December 17, 2021, as amended on June 15, 2023 (the “Trust Agreement”), by and between the Company and Continental, to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination and (ii) June 17, 2025. At the March 2024 Meeting, the Company’s shareholders also approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination, from March 15, 2024 to June 17, 2025 (the “Extension Amendment Proposal”).

In connection with the shareholders’ vote at the March 2024 Meeting, the holders of 1,031,997 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.92 per share, for an aggregate redemption amount of approximately $11.3 million. After the satisfaction of such redemptions, the Trust Account balance is approximately $13.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to remaining unremediated material weakness in our internal controls over financial reporting related to the recording of an unbilled amount due to a third-party service providers, failure to timely remove liability associated with the deferred underwriting fees, and interest income during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report for year ended December 31, 2023, on Form 10-K, filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2021)

3.2	Amendments to Amended and Restated Memorandum and Articles of Association dated June 15, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2023)

3.3	Amendments to Amended and Restated Memorandum and Articles of Association dated March 15, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.1	Mutual Termination Agreement dated February 14, 2024 by and among the Company, HDL Therapeutics, Inc. and IVCP Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2024)

10.2	Form of Non-Redemption Agreement executed by the Registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2024)

10.3	Second Amendment to the Investment Management Trust Agreement, dated March 15, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swiftmerge Acquisition Corp.

Date: May 20, 2024	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: May 20, 2024	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer