Form 10-K/A
period 2023-12-31
Swiftmerge Acquisition Corp.
filed 2024-07-26
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Hartford, CT	688

EXPLANATORY NOTE

Swiftmerge Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (“Original Filing”) and amended by Amendment No. 1 filed with the SEC on June 27, 2024 (“Amendment No. 1”). Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.

We are filing this Amendment in response to a comment letter received from the SEC, dated July 15, 2024, in connection with its review of Amendment No. 1. We have included in this Amendment, new conforming certifications by the Company’s principal executive officer and principal financial officer as required under Section 302 of the Sarbanes-Oxley Act of 2002, because such certifications were inadvertently omitted from Amendment No. 1. We are also including in its entirety Part II, Item 9A “Controls and Procedures” in connection with the filing of this Amendment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

A company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The consolidated financial statements required to be filed in the Form 10-K/A are listed in Part IV, Item 15 of the Original Filing.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

1.1	Underwriting Agreement between the company and BofA Securities, Inc. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

3.2	Amendments to Amended and Restated Memorandum and Articles of Association dated June 15, 2023. (8)

3.3	Amendments to Amended and Restated Memorandum and Articles of Association dated March 15, 2024. (9)

4.1	Warrant Agreement between Continental Stock Transfer & Trust company and the company. (1)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Ordinary Share Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5	Description of Registrant’s Securities. (10)

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust company and the company. (1)

10.2	Registration and Shareholder Rights Agreement among the company, our sponsor, the anchor investors and certain directors of the company. (1)

10.3	Private Placement Warrants Purchase Agreement, dated December 14, 2021 between the company and the sponsor. (1)

10.4	Form of Private Placement Warrants Purchase Agreement among the company and each of the anchor investors. (3)

10.5	Letter Agreement among the company, the sponsor and the company’s officers and directors and advisors. (1)

10.6	Administrative Services Agreement between the company and the sponsor. (1)

10.7	Amended and Restated Promissory Note, dated September 14, 2021, issued to sponsor. (3)

10.8	Form of Indemnification Agreement. (2)

10.9	Securities Subscription Agreement between Swiftmerge Holdings, LP and the Registrant. (2)

10.10	Surrender of Shares and Amendment No. 1 to Securities Subscription Agreement. (3)

10.11	Form of Securities Subscription Agreement between the anchor investors and the Registrant. (4)

10.12	Form of Investment Agreement by and among the Registrant, Swiftmerge Holdings, LP and the anchor investors. (5)

10.13	Form of Amendment No. 1 to Investment Agreement by and among the Registrant, Swiftmerge Holdings, LP and the anchor investors. (6)

10.14	Amendment No. 1 to Administrative Services Agreement between the company and the sponsor. (7)

10.15	First Amendment to Investment Management Trust Agreement dated June 15, 2023. (8)

10.16	Second Amendment to Investment Management Trust Agreement dated March 15, 2024. (9)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. (10)

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. (10)

97	Swiftmerge Acquisition Corp. Executive Officer Clawback Policy (10)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2021.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on March 23, 2021.

(3)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 1, 2021.

(4)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 22, 2021.

(5)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 25, 2021.

(6)	Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on December 2, 2021.

(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 8, 2022.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 15, 2023, filed with the SEC on June 15, 2023.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated March 15, 2024, filed with the SEC on March 19, 2024.

(10)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 26, 2024

SWIFTMERGE ACQUISITION CORP.

/s/ John Bremner
Name:	John Bremner
Title:	Chief Executive Officer and Director