Form 10-Q
period 2024-06-30
Swiftmerge Acquisition Corp.
filed 2024-08-29
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of August 28, 2024, there were 4,589,913 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001 issued and outstanding.

SWIFTMERGE ACQUISITION CORP.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to (i) our ability to consummate the business combination with AleAnna (as defined below) and the related transactions under the Merger Agreement (as defined below) or any acquisition or other business combination, (ii) our expectations regarding our future liquidity and access to additional sources of capital, (iii) expectations regarding the Trust Account balance and dissolution expenses, (iv) the use of net proceeds and funds held outside the Trust Account, (v) goals, plans and strategies and their anticipated benefits, (vi) our beliefs regarding credit risk, and (vii) any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but they involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including but not limited to:

●	our ability to complete our initial business combination with AleAnna;

●	our expectations around the performance of the prospective target business or businesses, including AleAnna;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from adverse political and natural events (such as an outbreak or escalation of armed hostilities or acts of war, terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account (as defined below) not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

ii

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SWIFTMERGE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Current assets:
Cash	$2,633	$148,349
Prepaid expenses	42,525	—
Total current assets	45,158	148,349
Investments held in Trust Account	13,534,219	24,376,178
TOTAL ASSETS	$13,579,377	$24,524,527

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,364,888	$2,015,734
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	346,407	185,310
Accrued expenses - related party	61,516	55,516
Promissory note - related party	711,000	600,000
Due to related party	200,000	—
Total current liabilities and total liabilities	3,997,525	3,170,274

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,214,913 and 2,246,910 shares issued and outstanding at redemption value of $11.06 and $10.80 per share as of June 30, 2024 and December 31 2023, respectively	13,434,219	24,276,178

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,375,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (excluding 1,214,913 and 2,246,910 shares subject to possible redemption as of June 30, 2024 and December 31 2023, respectively)	337	337
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,250,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	225	225
Accumulated deficit	(3,852,929)	(2,922,487)
Total Shareholders’ Deficit	(3,852,367)	(2,921,925)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,579,377	$24,524,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$529,467	$1,212,603	$930,442	$2,431,309
Loss from operations	(529,467)	(1,212,603)	(930,442)	(2,431,309)
Gain on investments held in Trust Account	173,957	2,685,418	483,863	5,014,364
Net (loss) income	$(355,510)	$1,472,815	$(446,579)	$2,583,055

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	1,214,913	19,347,527	1,708,230	20,915,055
Basic and diluted net (loss) income per share, Class A redeemable ordinary shares	$(0.05)	$0.06	$(0.06)	$0.10
Basic and diluted weighted average shares outstanding, Class A non-redeemable ordinary shares	3,375,000	—	3,375,000	—
Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(0.05)	$0.00	$(0.06)	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,250,000	4,141,484	2,250,000	4,879,144
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.06	$(0.06)	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance at January 1, 2024	3,375,000	$337	2,250,000	$225	$—	$(2,922,487)	$(2,921,925)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(309,906)	(309,906)
Contribution from Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	326,773	—	326,773
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(326,773)	—	(326,773)
Net loss	—	—	—	—	—	(91,069)	(91,069)
Balance at March 31, 2024	3,375,000	$337	2,250,000	$225	$—	$(3,323,462)	$(3,322,900)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(173,957)	(173,957)
Net loss	—	—	—	—	—	(355,510)	(355,510)
Balance at June 30, 2024	3,375,000	$337	2,250,000	$225	$—	$(3,852,929)	$(3,852,367)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2023	—	$—	5,625,000	$562	$—	162,688	163,250
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,328,946)	(2,328,946)
Net income	—	—	—	—	—	1,110,240	1,110,240
Balance at March 31, 2023	—	$—	5,625,000	$562	$—	(1,056,018)	(1,055,456)
Conversion of Founder Shares to Class A Ordinary Shares	3,375,000	337	(3,375,000)	(337)	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,685,418)	(2,685,418)
Net income	—	—	—	—	—	1,472,815	1,472,815
Balance at June 30, 2023	3,375,000	$337	2,250,000	$225	$—	$(2,268,621)	$(2,268,059)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(446,579)	$2,583,055
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on investments held in Trust Account	(483,863)	(5,014,364)
Changes in operating assets and liabilities:
Prepaid expenses	(42,525)	234,161
Accounts payable	349,154	1,805,591
Accrued expenses	161,097	(100,057)
Accrued expenses - related party	6,000	2,600
Net cash used in operating activities	(456,716)	(489,014)

Cash Flows from Investing Activities:
Proceeds from Trust Account for payment to redeeming shareholders	11,325,822	211,918,104
Net cash provided by investing activities	11,325,822	211,918,104

Cash Flows from Financing Activities:
Payment to redeeming shareholders	(11,325,822)	(211,918,104)
Proceeds from Promissory note - related party	111,000	—
Proceeds from advance from Sponsor	—	200,000
Proceeds from related party	200,000
Net cash used in financing activities	(11,014,822)	(211,718,104)

Net Change in Cash	(145,716)	(289,014)
Cash - Beginning of period	148,349	461,914
Cash - End of period	$2,633	$172,900

Non-cash investing and financing activities:
Shareholder non-redemption agreement	$326,773	$—
Accretion of Class A ordinary shares subject to redemption value	$483,863	$5,014,364
Conversion of Founder Shares to Class A ordinary shares	$—	$338

The accompanying notes are an integral part of these unaudited condensed financial statements.

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares it holds purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2023, the Company reconvened the extraordinary general meeting of the Company’s shareholders, which had been adjourned from June 12, 2023 (the “June 2023 Meeting”). At the June 2023 Meeting, the shareholders of the Company approved an amendment of the investment management trust agreement, dated December 17, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial business combination or (ii) March 15, 2024. At the June 2023 Meeting, the Company’s shareholders approved (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination, from June 17, 2023 to March 15, 2024 and (ii) a proposal to provide for the right of a holder of the Company’s Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”).

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 15, 2024, the Company reconvened the extraordinary general meeting of the Company’s shareholders, which had been adjourned from March 13, 2024 (the “March 2024 Meeting”). At the March 2024 Meeting, the shareholders of the Company approved a second amendment (the “Second Trust Amendment”) of the Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial business combination or (ii) June 17, 2025 (“the Extension Date”). At the March 2024 Meeting, the Company’s shareholders also approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination (the “Extension”), from March 15, 2024 to June 17, 2025 (the “Extension Amendment Proposal”).

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Original Merger Agreement and Subsequent Termination

On August 11, 2023, the Company entered into a Merger Agreement (the “Original Merger Agreement”) with HDL Therapeutics, Inc., a Delaware corporation (“HDL”), and IVCP Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Original Merger Sub” and, together with the Company and HDL the “Parties”).

On February 14, 2024, the Company, HDL and Original Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Original Merger Agreement by mutual agreement and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Original Merger Agreement. No termination fee or other payment is due to either party from the other as a result of the termination.

The Merger Agreement

On June 4, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Swiftmerge HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“HoldCo”), Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo (“Merger Sub” and, together with the Company and HoldCo, collectively, the “Swiftmerge Parties”), and AleAnna Energy, LLC, a Delaware limited liability company (“AleAnna”). Pursuant to the Merger Agreement, (i) the Company will de-register as an exempted company in the Cayman Islands and transfer by way of continuation as a Delaware corporation (the “Domestication”) and (ii) on the Closing Date, following the Domestication, Merger Sub will merge with and into AleAnna (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”) with AleAnna continuing as the surviving entity of the Merger and a subsidiary of the Company.

At the closing of the Business Combination (the “Closing”) on the date the Business Combination is consummated (the “Closing Date”), (a) the Company will change its name to “AleAnna, Inc.” (“Surviving PubCo”); (b) each Class A ordinary share, par value $0.0001 per share, of the Company (“Swiftmerge Class A Ordinary Shares”) will convert into one share of Class A common stock, par value $0.0001 per share, of Surviving PubCo (“Surviving PubCo Class A Common Stock”); (c) each Class B ordinary share, par value $0.0001 per share, of the Company (“Swiftmerge Class B Ordinary Shares” and together with the Swiftmerge Class A Ordinary Shares, the “Swiftmerge Ordinary Shares”) will convert into one share of Class B common stock, par value $0.0001 per share, of Surviving PubCo; (d) each warrant to purchase Swiftmerge Class A Ordinary Shares will convert on a one-to-one basis into a warrant to acquire shares of Surviving PubCo Class A Common Stock on the same terms and conditions as the converted warrants; and (e) a series of Class C common stock, par value $0.0001 per share, of Surviving PubCo (“Surviving PubCo Class C Common Stock”) will be authorized, each share of which will have voting rights equal to a share of Surviving PubCo Class A Common Stock but which shall have no entitlement to earnings or distributions of Surviving PubCo.

The aggregate merger consideration to be issued to equity holders of AleAnna immediately prior to the Closing is equal to 65,098,476 shares of either or a combination of (a) Surviving PubCo Class A Common Stock or (b) Surviving PubCo Class C Common Stock (with one Class C HoldCo Unit to accompany each share of Surviving PubCo Class C Common Stock) (the “Merger Consideration”). At the effective time of the Merger, each membership unit of AleAnna shall convert into and become the right to receive a portion of the Merger Consideration based on such unit holder’s right to certain distributions upon a sale of AleAnna in accordance with AleAnna’s operating agreement, as more particularly set forth in the Merger Agreement.

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the execution of the Merger Agreement, the Company, AleAnna, Swiftmerge Holdings LP, a Delaware limited partnership (“Sponsor”) and certain affiliates and representatives of Sponsor (including the officers and directors of the Company) (together with Sponsor, collectively, the “Sponsor Related Parties”) entered into an amended and restated letter agreement (the “A&R Sponsor Letter Agreement”), pursuant to which each Sponsor Related Party has agreed to, among other things, (a) vote its Swiftmerge Ordinary Shares in favor of the Merger Agreement and the Business Combination, including the Merger, (b) take all other actions necessary to consummate the Business Combination, (c) not transfer the Swiftmerge Ordinary Shares beneficially owned by such Sponsor Related Party prior to the Closing, (d) certain lock-up provisions with respect to such Sponsor Related Party’s shares of Surviving PubCo Class A Common Stock for twelve (12) months following the Closing, (e) waive and not otherwise perfect any anti-dilution or similar protection with respect to any Swiftmerge Ordinary Shares beneficially owned by such Sponsor Related Party, (f) waive any and all redemption rights in connection with the Business Combination, (g) with respect to Sponsor, assume liability and responsibility for certain liabilities of Swiftmerge and (h) effective immediately prior to the Domestication and conditioned upon the Closing, surrender all Swiftmerge Ordinary Shares and all warrants to purchase Swiftmerge Class A Ordinary Shares issued by Swiftmerge in a private placement to Sponsor and the Anchor Investors (as defined below) in connection with Swiftmerge’s initial public offering (“Swiftmerge Private Warrants”), in each case held by such Sponsor Related Party, other than a number of Swiftmerge Class A Ordinary Shares to be retained by such Sponsor Related Party.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2024, the Company had cash held outside of the Trust Account of $2,633 and a working capital deficit of $3,952,367.

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

Based on the cash forecast prepared by management as of June 30, 2024, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2025.

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,633 and $148,349 in cash as of June 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of June 30, 2024 and December 31, 2023, the Company had $13,534,219 and $24,376,178 in investments held in the Trust Account, respectively.

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

Ordinary Shares Subject to Possible Redemption

All of the 22,500,000 Class A ordinary shares of which, 1,214,913 Class A ordinary shares remain outstanding at June 30, 2024 sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the Class A ordinary shares not under the control of the Company have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2024 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $173,957 in the three months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2024	$24,276,178
Less:
Redemptions	(11,325,822)
Plus:
Remeasurement of carrying value to redemption value	309,906
Class A ordinary shares subject to possible redemption at March 31, 2024	13,260,262
Plus:
Remeasurement of carrying value to redemption value	173,957
Class A ordinary shares subject to possible redemption at June 30, 2024	$13,434,219

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $26,958,716, consisting of $4,500,000 of cash underwriting fees, $7,875,000 of deferred underwriting fees (subsequently derecognized), $13,605,750 for the excess fair value of Founder Shares attributable to the Anchor Investors (as described in Note 5) and $977,966 of other offering costs. As such, the Company recorded $24,864,388 of offering costs as a reduction of temporary equity and $2,094,328 of offering costs as a reduction of permanent equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023		Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Class A					Class A
	Redeemable Shares	Non- Redeemable Shares	Class B	Class A	Class B	Redeemable Shares	Non- Redeemable Shares	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income	$(63,146)	$(175,418)	$(116,946)	$1,213,134	$259,681	$(104,028)	$(205,531)	$(137,020)	$2,094,453	$488,602
Denominator:
Basic and diluted weighted average shares outstanding	1,214,913	3,375,000	2,250,000	19,347,527	4,141,484	1,708,230	3,375,000	2,250,000	20,915,055	4,879,144
Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$(0.05)	$0.06	$0.06	$(0.06)	$(0.06)	$(0.06)	$0.10	$0.10

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 8, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 Class B ordinary shares (the “Founder Shares”). In July 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding (see Note 7). The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriter’s Over-Allotment Option was not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 18, 2022, in connection with the partial exercise of the underwriter’s Over-Allotment Option, the Sponsor irrevocably surrendered to the Company for cancellation and for no consideration 125,000 Class B ordinary shares resulting in 5,625,000 Class B ordinary shares outstanding.On June 15, 2023, the Sponsor converted 3,375,000 of its Class B ordinary shares into 3,375,000 non-public Class A ordinary shares, which Class A shares have no redemption rights.

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,612,500 or $6.05 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $6,750 (or $0.003 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrants were charged to shareholders’ deficit. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. See Note 1 for more information on the effect of the Non-Redemption Agreements on the Company’s Founder Shares.

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note - Related Party

On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. This note was subsequently amended for a principal balance of $600,000 in November 2023, with an additional $85,000 in April 2024, and an additional $26,000 in May 2024. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. At any time, at the option of the Sponsor, the Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of June 30, 2024 and December 31, 2023, the balance under the Note was $711,000 and $600,000. As of June 30, 2024 and December 31, 2023, the Sponsor did not elect to convert any of the principal to warrants.

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company, are payable on demand and are non-interest bearing. As of June 30, 2024 and December 31, 2023, there was $2,284 due to Sponsor.

Due to Related Party

Due to Related Party consists of advances from a related party to pay for offering costs and formation costs on behalf of the Company, are payable on demand and are non-interest bearing. As of June 30, 2024 and December 31, 2023, there was $200,000 and $0 due to related party.

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

For the three and six months ended June 30, 2024, the Company incurred $3,000 and $6,000 in administrative services agreement expenses, respectively. For the three and six months ended June 30, 2023, the Company incurred $2,600 and $5,200, respectively. These amounts are included within formation and operation costs on the accompanying statements of operations. As of June 30, 2024 and December 31, 2023, the Company incurred $61,516 and $55,516 in administrative services expenses which are included in Accrued expenses - related party in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, no amount was outstanding under related party loans.

Advisory Services Agreement - Related Party

In April 2024, the Company entered into an advisory services agreement (“Advisory Agreement”) with Rowdeston Capital Corp. (“Rowdeston”), an entity owned by Thomas J. Loch, its Managing Director and Chief Executive Officer, to provide financial advisory services to the Company. Mr. Thomas Loch is the father of Aston Loch, the Company’s Chief Operating Officer and Secretary and a control person of the Sponsor. The Advisory Agreement provides for a one-time engagement fee of $25,000 upon signing of the Advisory Agreement, an additional consulting fee on an on-going, hourly basis, and a potential additional payment if the Business Combination is consummated, payable at the sole discretion of SPAC. The Advisory Agreement will terminate six months from date of the Advisory Agreement. For the three and six months ended June 30, 2024, the Company has incurred fees under the Advisory Agreement of $145,500. As of June 30, 2024, the $145,500 remains outstanding and is included in accounts payable in the accompanying balance sheet.

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investor Letter Agreement

Concurrently with the execution of the Merger Agreement, the Company and Sponsor entered into letter agreements with certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) and certain unaffiliated third-party investors (the “NRA Investors” and together with the Anchor Investors, collectively, the “Investors”) (collectively, the “Investor Letter Agreements”), pursuant to which such each Investor has agreed to, among other things, (a) be bound by certain voting, lock-up and transfer restrictions set forth in the A&R Sponsor Letter Agreement, (b) with respect to each NRA Investor, other than the Swiftmerge Ordinary Shares retained by such NRA Investor pursuant to such Investor Letter Agreement, irrevocably surrender to the Company all of the Swiftmerge Ordinary Shares acquired by such NRA Investor pursuant to the terms set forth in the Non-Redemption Agreement and Assignment of Economic Interest, dated as of March 14, 2024, by and among the Company, Sponsor and such NRA Investor, and each of the Swiftmerge Private Warrants held by such NRA Investor, with no shares of Surviving PubCo Class A Common Stock being issued in respect thereof, and (c) with respect to each Anchor Investor, other than the Swiftmerge Ordinary Shares retained by such Anchor Investor pursuant to such Investor Letter Agreement, irrevocably surrender to the Company all of the Swiftmerge Ordinary Shares acquired by such Anchor Investor pursuant to the terms of the Securities Subscription Agreement, dated as of December 14, 2021, by and between the Company and such Anchor Investor, and each of each of the Swiftmerge Private Warrants held by such Anchor Investor, with no shares of Surviving PubCo Class A Common Stock being issued in respect thereof.

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 4,589,913 and 5,621,910 Class A ordinary shares issued and outstanding, respectively, including 1,214,913 and 2,246,910 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 2,250,000 Class B ordinary shares issued and outstanding, respectively. Movement relates from the conversion of 3,375,000 Class B shares to Class A discussed below.

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

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the warrants become exercisable;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants.

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

SWIFTMERGE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2024 and December 31, 2023, there were 11,250,000 Public Warrants outstanding, and 9,350,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$13,534,219	$13,534,219	$—	$—
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$24,376,178	$24,376,178	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than the developments described below, the Company did not identify any subsequent events that have occurred that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

References to the “Company,” “our,” “us” or “we” refer to Swiftmerge Acquisition Corp. References to HoldCo refers to Swiftmerge HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Swiftmerge. References to “Merger Sub” refers to Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo. The Company, Holdco and Merger Sub collectively refer to the “Swiftmerge Parties”. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 3, 2021 (inception) to June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $335,510, which resulted from formation and operating costs of $529,467, offset by a gain on investments held in the Trust Account of $173,957.

For the three months ended June 30, 2023, we had net income of $1,472,815, which resulted from a gain on investments held in the Trust Account of $2,685,418, offset by $1,212,603 of formation and operating costs.

For the six months ended June 30, 2024, we had a net loss of $446,579, which resulted from formation and operating costs of $930,442, offset by a gain on investments held in the Trust Account of $483,863.

For the six months ended June 2023, we had net income of $2,583,055, which resulted from a gain on investments held in the Trust Account of $5,014,364, offset by formation and operating costs of $2,431,309.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had cash held outside of the Trust Account of $2,633 and a working capital deficit of $3,952,367.

Our liquidity needs up to June 30, 2024 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. On May 19, 2023, the Sponsor provided a $200,000 Advance to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. This note was subsequently amended for a principal balance of $600,000 in November 2023, an additional $85,000 in April 2024, and an additional $26,000 in May 2024. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of June 30, 2024, the balance under the Note was $711,000. As of June 30, 2024, the Sponsor did not elect to convert any of the principal to warrants. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the six months ended June 30, 2024, net cash used in operating activities was $456,716, which was due to a gain on investments held in the Trust Account of $483,863 and net loss of $446,579, offset by our changes in working capital of $473,726.

For the six months ended June 2023, net cash used in operating activities was $489,014, which was due to a gain on investments held in the Trust Account of $5,014,364, offset in part our net income of $2,583,055 and by changes in working capital of $1,942,295.

For the six months ended June 30, 2024, net cash provided by investing activities of $11,325,822 represents the payment from the Trust Account to redeeming shareholders.

For the six months ended June 2023, net cash provided by investing activities of $211,918,104 represents the payment from the Trust Account to redeeming shareholders.

For the six months ended June 30, 2024, net cash used in financing activities of $11,014,822 due to payments to redeeming share holders, partially offset by cash inflow from related party promissory note and proceeds from related party.

For the six months ended June 2023, net cash used in financing activities of $211,718,104 due to payments to redeeming share holders, partially offset by cash inflow from related party promissory note.

As of June 30, 2024, we had cash of $2,633 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024 or December 31, 2023.

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

Promissory Note

On May 19, 2023, the Sponsor provided a $200,000 advance to the Company. On September 15, 2023, the Company issued an unsecured promissory note with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The note was subsequently amended for a principal balance of $600,000 in November 2023 and for an additional $85,000 in April 2024. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. At any time, at the option of the Sponsor. the Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. Also, there was an additional draw in May 2024 for $26,000. As of June 30, 2024, the balance under the Note was $711,000. As of June 30, 2024, the Sponsor did not elect to convert any of the principal to warrants.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2024 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $483,863 as of June 30, 2024.

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

Recent Developments

The Original Merger Agreement and Subsequent Termination

On August 11, 2023, Swiftmerge entered into a Merger Agreement (the “Original Merger Agreement”) with HDL Therapeutics, Inc., a Delaware corporation (“HDL”), and IVCP Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Swiftmerge (“Original Merger Sub” and, together with Swiftmerge and HDL the “Parties”).

On February 14, 2024, the Company, HDL and Original Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Original Merger Agreement by mutual agreement and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Original Merger Agreement. No termination fee or other payment is due to either party from the other as a result of the termination.

The Merger Agreement

On June 4, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with with Swiftmerge HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Swiftmerge (“HoldCo”), Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo (“Merger Sub” and, together with the Company and HoldCo, collectively, the “Swiftmerge Parties”), and AleAnna Energy, LLC, a Delaware limited liability company (“AleAnna”). Pursuant to the Merger Agreement, (i) the Company will de-register as an exempted company in the Cayman Islands and transfer by way of continuation as a Delaware corporation (the “Domestication”) and (ii) on the Closing Date, following the Domestication, Merger Sub will merge with and into AleAnna (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”) with AleAnna continuing as the surviving entity of the Merger and a subsidiary of the Company.

Second Trust Amendment

On March 15, 2024 the Company reconvened the extraordinary general meeting of the Company’s shareholders, which had been adjourned from March 13, 2024 (the “March 2024 Meeting”). At the meeting, the shareholders of the Company approved a second amendment (the “Second Trust Amendment”) of that certain investment management trust agreement, dated December 17, 2021, as amended on June 15, 2023 (the “Trust Agreement”), by and between the Company and Continental, to change the date on which Continental must commence liquidation of the Trust Account to the earliest of (i) the Company’s completion of an initial Business Combination and (ii) June 17, 2025. At the March 2024 Meeting, the Company’s shareholders also approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to provide the Company with the right to extend the date by which the Company must consummate its initial Business Combination, from March 15, 2024 to June 17, 2025 (the “Extension Amendment Proposal”).

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to remaining unremediated material weakness in our internal controls over financial reporting related to lack of formal review controls, as required by the Committee of Sponsoring Organizations (COSO) principles over the accounting for complex financial instruments, to achieve complete, accurate and timely financial accounting reporting disclosures, resulting in adjustments to several accounts and disclosures. In addition to the material weakness noted above, the Company has an ongoing material weakness related to the recording of an unbilled amount due to a third-party service providers, failure to timely remove liability associated with the deferred underwriting fees, and interest income during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated June 4, 2024, by and among the registrant, Swiftmerge Holdco LLC, Swiftmerge Merger Sub LLC and AleAnna Energy, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2021)

3.2	Amendments to Amended and Restated Memorandum and Articles of Association dated June 15, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2023)

3.3	Amendments to Amended and Restated Memorandum and Articles of Association dated March 15, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.1	Amended and Restated Letter Agreement, dated June 4, 2024, by and among the registrant, Swiftmerge Holdings, LP, AleAnna Energy, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024)

10.2	Form of Investor Letter Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024)

10.3	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Swiftmerge agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swiftmerge Acquisition Corp.

Date: August 29, 2024	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: August 29, 2024	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer