Form 10-Q
period 2024-09-30
Swiftmerge Acquisition Corp.
filed 2024-11-13
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 4,589,913 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units), par value $0.0001 issued and outstanding.

SWIFTMERGE ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Current assets:
Cash	$9,520	$148,349
Prepaid expenses	22,543	—
Total current assets	32,063	148,349
Investments held in Trust Account	13,713,477	24,376,178
TOTAL ASSETS	$13,745,540	$24,524,527

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,334,642	$2,015,734
Accrued offering costs	311,430	311,430
Due to Sponsor	2,284	2,284
Accrued expenses	321,994	185,310
Accrued expenses - related party	64,516	55,516
Promissory note - related party	1,006,000	600,000
Due to related party	200,000	—
Total current liabilities and total liabilities	4,240,866	3,170,274

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,214,913 and 2,246,910 shares issued and outstanding at redemption value of $11.21 and $10.80 per share as of September 30, 2024 and December 31 2023, respectively	13,613,477	24,276,178

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,375,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (excluding 1,214,913 and 2,246,910 shares subject to possible redemption as of September 30, 2024 and December 31 2023, respectively)	337	337
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,250,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	225	225
Additional paid-in capital	—	—
Accumulated deficit	(4,109,365)	(2,922,487)
Total Shareholders’ Deficit	(4,108,803)	(2,921,925)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,745,540	$24,524,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWIFTMERGE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Formation and operating costs	$256,436	$850,085	$1,186,878	$3,281,394
Loss from operations	(256,436)	(850,085)	(1,186,878)	(3,281,394)
Gain on investments held in Trust Account	179,258	1,198,052	663,121	6,212,416
Net (loss) income	$(77,178)	$347,967	$(523,757)	$2,931,022

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	1,214,913	5,621,910	1,542,591	15,004,121
Basic and diluted net (loss) income per share, Class A redeemable ordinary shares	$(0.01)	$0.04	$(0.07)	$0.17
Basic and diluted weighted average shares outstanding, Class A non-redeemable ordinary shares	3,375,000	—	3,375,000	—
Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(0.01)	$0.00	$(0.07)	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,250,000	2,250,000	2,250,000	2,097,527
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.01)	$0.04	$(0.07)	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWIFTMERGE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary		Class B Ordinary		Additional	Retained Earnings	Total
	Shares		Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance at January 1, 2024	3,375,000	$337	2,250,000	$225	$—	$(2,922,487)	$(2,921,925)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(309,906)	(309,906)
Contribution from Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	326,773	—	326,773
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(326,773)	—	(326,773)
Net loss	—	—	—	—	—	(91,069)	(91,069)
Balance at March 31, 2024	3,375,000	337	2,250,000	225	—	(3,323,462)	(3,322,900)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(173,957)	(173,957)
Net loss	—	—	—	—	—	(355,510)	(355,510)
Balance at June 30, 2024	3,375,000	337	2,250,000	225	—	(3,852,929)	(3,852,367)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(179,258)	(179,258)
Net loss	—	—	—	—	—	(77,178)	(77,178)
Balance at September 30, 2024	3,375,000	$337	2,250,000	$225	$—	$(4,109,365)	$(4,108,803)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary		Class B Ordinary		Additional	Retained Earnings	Total
	Shares		Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit Equity
Balance at January 1, 2023	—	$—	5,625,000	$562	$—	$162,688	$163,250
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,328,946)	(2,328,946)
Net income	—	—	—	—	—	1,110,240	1,110,240
Balance at March 31, 2023	—	—	5,625,000	562	—	(1,056,018)	(1,055,456)
Conversion of Founder Shares to Class A Ordinary Shares	3,375,000	337	(3,375,000)	(337)	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,685,418)	(2,685,418)
Net income	—	—	—	—	—	1,472,815	1,472,815
Balance at June 30, 2023	3,375,000	337	2,250,000	225	—	(2,268,621)	(2,268,059)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,198,052)	(1,198,052)
Net income	—	—	—	—	—	347,967	347,967
Balance at September 30, 2023	3,375,000	$337	2,250,000	$225	$—	$(3,118,708)	$(3,118,144)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SWIFTMERGE ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(523,757)	$2,931,022
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on investments held in Trust Account	(663,121)	(6,212,416)
Changes in operating assets and liabilities:
Prepaid expenses	(22,543)	385,954
Accounts payable	318,908	1,817,266
Accrued expenses	136,684	277,037
Accrued expenses - related party	9,000	9,000
Net cash used in operating activities	(744,829)	(792,137)

Cash Flows from Investing Activities:
Proceeds from Trust Account for payment to redeeming shareholders	11,325,822	211,918,104
Net cash provided by investing activities	11,325,822	211,918,104

Cash Flows from Financing Activities:
Payment to redeeming shareholders	(11,325,822)	(211,918,104)
Proceeds from Promissory note - related party	406,000	400,000
Proceeds from related party loans	200,000	—
Net cash used in financing activities	(10,719,822)	(211,518,104)

Net Change in Cash	(138,829)	(392,137)
Cash - Beginning of period	148,349	461,914
Cash - End of period	$9,520	$69,777

Non-cash investing and financing activities:
Shareholder non-redemption agreement	$326,773	$—
Accretion of Class A ordinary shares subject to redemption value	$663,121	$6,212,416
Conversion of Founder Shares to Class A ordinary shares	$—	$337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At the closing of the Business Combination (the “Closing”) on the date the Business Combination is consummated (the “Closing Date”), Swiftmerge will domesticate from a Cayman Islands exempted company to a Delaware corporation (the “Domestication”), upon which, (a) Swiftmerge will change its name to “AleAnna, Inc.” (“Surviving PubCo”); (b) each Class A ordinary share, par value $0.0001 per share, of Swiftmerge (“Swiftmerge Class A Ordinary Shares”) will convert into one share of Class A common stock, par value $0.0001 per share, of Surviving PubCo (“Surviving PubCo Class A Common Stock”); (c) each Class B ordinary share, par value $0.0001 per share, of Swiftmerge (“Swiftmerge Class B Ordinary Shares” and together with the Swiftmerge Class A Ordinary Shares, the “Swiftmerge Ordinary Shares”) will convert into one share of Class B common stock, par value $0.0001 per share, of Surviving PubCo; (d) each warrant to purchase Swiftmerge Class A Ordinary Shares will convert on a one-to-one basis into a warrant to acquire shares of Surviving PubCo Class A Common Stock on the same terms and conditions as the converted warrants; and (e) a series of Class C common stock, par value $0.0001 per share, of Surviving PubCo (“Surviving PubCo Class C Common Stock”) will be authorized, each share of which will have voting rights equal to a share of Surviving PubCo Class A Common Stock but which shall have no entitlement to earnings or distributions of Surviving PubCo.

The aggregate merger consideration to be issued to equity holders of the Company immediately prior to the Closing is equal to 65,098,476 shares of either or a combination of (a) Surviving PubCo Class A Common Stock or (b) Surviving PubCo Class C Common Stock (with one Class C HoldCo Unit to accompany each share of Surviving PubCo Class C Common Stock) (the “Merger Consideration”). At the effective time of the Merger, each membership unit of the Company shall convert into and become the right to receive a portion of the Merger Consideration based on such unit holder’s right to certain distributions upon a sale of AleAnna in accordance with AleAnna’s operating agreement, as more particularly set forth in the Merger Agreement.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the execution of the Merger Agreement, Swiftmerge, the Company, Swiftmerge Holdings LP, a Delaware limited partnership (“Sponsor”) and certain affiliates and representatives of Sponsor (including the officers and directors of Swiftmerge) (together with Sponsor, collectively, the “Sponsor Related Parties”) entered into an amended and restated letter agreement (the “A&R Sponsor Letter Agreement”), pursuant to which each Sponsor Related Party has agreed to, among other things, (a) vote its Swiftmerge Ordinary Shares in favor of the Merger Agreement and the Business Combination, including the Merger, (b) take all other actions necessary to consummate the Business Combination, (c) not transfer the Swiftmerge Ordinary Shares beneficially owned by such Sponsor Related Party prior to the Closing, (d) certain lock-up provisions with respect to such Sponsor Related Party’s shares of Surviving PubCo Class A Common Stock for twelve (12) months following the Closing, (e) waive and not otherwise perfect any anti-dilution or similar protection with respect to any Swiftmerge Ordinary Shares beneficially owned by such Sponsor Related Party, (f) waive any and all redemption rights in connection with the Business Combination, (g) with respect to Sponsor, assume liability and responsibility for certain liabilities of Swiftmerge and (h) effective immediately prior to the Domestication and conditioned upon the Closing, surrender all Swiftmerge Ordinary Shares and all warrants to purchase Swiftmerge Class A Ordinary Shares issued by Swiftmerge in a private placement to Sponsor and the Anchor Investors (as defined below) in connection with Swiftmerge’s initial public offering (“Swiftmerge Private Warrants”), in each case held by such Sponsor Related Party, other than a number of Swiftmerge Class A Ordinary Shares to be retained by such Sponsor Related Party.

On October 8, 2024, the Swiftmerge Parties and AleAnna entered into the First Amendment to the Merger Agreement (the “Merger Agreement Amendment”), which, among other things, revised certain provisions relating to the payment of SPAC Transaction Expenses or other SPAC Liabilities upon the closing of the Business Combination, including the addition of a closing condition that all such payments have been made, removed the requirement that the Company, HoldCo and certain of the Company Members enter into a Tax Receivable Agreement and revised the Amended and Restated HoldCo LLC Agreement to eliminate cash settlement in the mechanics for exchanges of Class C HoldCo Units and Surviving PubCo Class C Common Stock for Surviving PubCo Class A Common Stock.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2024, the Company had cash held outside of the Trust Account of $9,520 and a working capital deficit of $4,208,803.

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

Based on the historical and expected future cash outflows, the amounts held in the operating account will not provide the Company with sufficient funds to meet its operational and liquidity obligations up to the expiration date of June 17, 2025.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the liquidity condition and the mandatory liquidation, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a Business Combination, additional working capital loans, or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination, obtain additional working capital loans, or extension will be successful. While management expects to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,520 and $148,349 in cash as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of September 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of September 30, 2024 and December 31, 2023, the Company had $13,713,477 and $24,376,178 in investments held in the Trust Account, respectively.

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

Ordinary Shares Subject to Possible Redemption

All of the 22,500,000 Class A ordinary shares, of which 1,214,913 Class A ordinary shares remain outstanding at September 30, 2024, sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the Class A ordinary shares not under the control of the Company have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2024 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $179,258 in the three months ended September 30, 2024.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2024	$24,276,178
Less:
Redemptions	(11,325,822)
Plus:
Remeasurement of carrying value to redemption value	309,906
Class A ordinary shares subject to possible redemption at March 31, 2024	13,260,262
Plus:
Remeasurement of carrying value to redemption value	173,957
Class A ordinary shares subject to possible redemption at June 30, 2024	13,434,219
Plus:
Remeasurement of carrying value to redemption value	179,258
Class A ordinary shares subject to possible redemption at September 30, 2024	$13,613,477

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,600,000 shares in the calculation of diluted income per ordinary share, since the exercise of the Warrants are contingent upon the occurrence of future events or the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Class A					Class A
	Redeemable Shares	Non- Redeemable Shares	Class B	Class A	Class B	Redeemable Shares	Non- Redeemable Shares	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income	$(13,708)	$(38,082)	$(25,388)	$248,509	$99,458	$(112,722)	$(246,621)	$(164,414)	$2,571,530	$359,492
Denominator:
Basic and diluted weighted average shares outstanding	1,214,913	3,375,000	2,250,000	5,621,910	2,250,000	1,542,591	3,375,000	2,250,000	15,004,121	2,097,527
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$(0.01)	$0.04	$0.04	$(0.07)	$(0.07)	$(0.07)	$0.17	$0.17

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The accounting pronouncement is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On May 19, 2023, the Sponsor provided a $200,000 advance (“Advance”) to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. This note was subsequently amended for a principal balance of $600,000 in November 2023, with an additional $85,000 in April 2024, and an additional $26,000 in May 2024. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. At anytime, at the option of the Sponsor, the Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of September 30, 2024 and December 31, 2023, the balance under the Note was $1,006,000 and $600,000. As of September 30, 2024, the Sponsor did not elect to convert any of the principal to warrants

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company, are payable on demand and are non-interest bearing. As of September 30, 2024 and December 31, 2023, there was $2,284 due to Sponsor.

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

For the three and nine months ended September 30, 2024, the Company incurred $3,000 and $9,000 in administrative services agreement expenses, respectively. For the three and nine months ended September 30, 2023, the Company incurred $3,000 and $9,000, respectively. These amounts are included within formation and operation costs on the accompanying statements of operations. As of September 30, 2024 and December 31, 2023, the Company incurred $64,516 and $55,516 in administrative services expenses which are included in Accrued expenses - related party in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, no amount was outstanding under related party loans.

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

Investor Letter Agreement

Concurrently with the execution of the Merger Agreement, Swiftmerge and Sponsor entered into letter agreements with certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) and certain unaffiliated third-party investors (the “NRA Investors” and together with the Anchor Investors, collectively, the “Investors”) (collectively, the “Investor Letter Agreements”), pursuant to which such each Investor has agreed to, among other things, (a) be bound by certain voting, lock-up and transfer restrictions set forth in the A&R Sponsor Letter Agreement, (b) with respect to each NRA Investor, other than the Swiftmerge Ordinary Shares retained by such NRA Investor pursuant to such Investor Letter Agreement, irrevocably surrender to Swiftmerge all of the Swiftmerge Ordinary Shares acquired by such NRA Investor pursuant to the terms set forth in the Non-Redemption Agreement and Assignment of Economic Interest, dated as of March 14, 2024, by and among Swiftmerge, Sponsor and such NRA Investor, and each of the Swiftmerge Private Warrants held by such NRA Investor, with no shares of Surviving PubCo Class A Common Stock being issued in respect thereof, and (c) with respect to each Anchor Investor, other than the Swiftmerge Ordinary Shares retained by such Anchor Investor pursuant to such Investor Letter Agreement, irrevocably surrender to Swiftmerge all of the Swiftmerge Ordinary Shares acquired by such Anchor Investor pursuant to the terms of the Securities Subscription Agreement, dated as of December 14, 2021, by and between Swiftmerge and such Anchor Investor, and each of each of the Swiftmerge Private Warrants held by such Anchor Investor, with no shares of Surviving PubCo Class A Common Stock being issued in respect thereof.

Advisory Services Agreement - Related Party

In April 2024, the Company entered into an advisory services agreement (“Advisory Agreement”) with Rowdeston Capital Corp. (“Rowdeston”), an entity owned by Thomas J. Loch, its Managing Director and Chief Executive Officer, to provide financial advisory services to the Company. Mr. Thomas Loch is the father of Aston Loch, the Company’s Chief Operating Officer and Secretary and a control person of the Sponsor. The Advisory Agreement provides for a one-time engagement fee of $25,000 upon signing of the Advisory Agreement, an additional consulting fee on an on-going, hourly basis, and a potential additional payment if the Business Combination is consummated, payable at the sole discretion of SPAC. The Advisory Agreement will terminate six months from date of the Advisory Agreement. For the nine months ended September 30, 2024, the Company has incurred fees under the Advisory Agreement of $200,100. As of September 30, 2024, the Company has an outstanding balance of $175,100 due to Rowdeston for advisory services provided, which has been recorded in Accrued Expenses on the unaudited condensed consolidated balance sheet.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cohen Letter Agreement

On March 12, 2024, the Company formally engaged J.V.B Financial Group, LLC acting through its Cohen & Company Capital Markets division (“Cohen”) to serve as its capital markets advisor in connection with (i) potential business combination transactions, (ii) placement agent services for capital raising transactions in connection therewith and (iii) any extensions sought by the Company of its deadline to complete its initial business combination. Pursuant to the engagement, the Company agreed to pay Cohen (i) an advisory fee upon the closing of the Company’s initial business combination for Cohen’s services in connection with such initial business combination and any extensions and (ii) a transaction fee of 5% or $3,000,000 of the gross proceeds raised in any capital raising transactions and certain non-redemptions from the Trust Account.

The Company and Cohen separately negotiated a letter agreement with respect to the Company’s March 2024 engagement of Cohen. On or about September 20, 2024, Cohen entered into a release and termination agreement with the Company, in which those parties agreed to reduce the advisory fee to which Cohen would be entitled upon closing of the Business Combination from $3,000,000 to $500,000, which was reduced to reflect their limited role in the Business Combination and the consideration for their work in connection with the Company’s extension proposal at its extraordinary general meeting of the Company’s shareholders convened on March 15, 2024.

PurePlay Settlement and Release Agreement

On July 5, 2024, the Company received a demand letter from Pureplay Holdings LLC, (“Pureplay”) to resolve claims (the “Claims”) demanding compensation for Pureplay’s role in facilitating the Business Combination, including Pureplay’s introduction of the Company to AleAnna in March 2024. Beyond the introduction to AleAnna and preliminary discussions, Pureplay did not have any material role in the Business Combination or the negotiation thereof.

On September 5, 2024, Pureplay entered into a settlement and release agreement (the “Settlement and Release Agreement”) with the Company, in which those parties released all claims, including those related to the Claims or the Business Combination (the “Released Claims”), in consideration of a cash payment of $1,300,000 payable to Pureplay, contingent upon closing of the Business Combination. Following the Company entering into the Settlement and Release Agreement, and in order to mitigate future claim and litigation risks by Pureplay following hte closing of the Business Combination, on September 8, 2024, Pureplay, the two co-founders of Pureplay and AleAnna similarly entered into a mutual release agreement with respect to the Released Claims.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 4,589,913 and 5,621,910 Class A ordinary shares issued and outstanding, respectively, including 1,214,913 and 2,246,910 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 2,250,000 Class B ordinary shares issued and outstanding. Changes arising from the conversion of 3,375,000 Class B shares to Class A are discussed below.

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

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2024 and December 31, 2023, there were 11,250,000 Public Warrants outstanding, and 9,350,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

SWIFTMERGE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$13,713,477	$13,713,477	$—	$—
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$24,376,178	$24,376,178	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than the developments described below, the Company did not identify any subsequent events that have occurred that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 4, 2024, the Company and Rowdeston Capital Corp. (“Rowdeston”) entered into an amendment to the advisory serves agreement (the “Amended Advisory Agreement”). Per the Amended Advisory Agreement, Rowdeston has agreed to decrease the fees payable and already invoiced to the Company as of September 30, 2024. The Company agrees to pay Rowdeston a minimum fee of $117,000 on completion of the Business Combination and an additional fee up to a maximum of $83,600 being the remaining amounts invoiced to Swiftmerge to the end of September 30, 2024 that Rowdeston has agreed to forgo subject to the availability of funds within the $5.75 million expense agreed to be funded by the surviving company on completion of the Merger.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 3, 2021 (inception) to September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $77,178, which resulted from formation and operating costs of $256,436, offset by a gain on investments held in the Trust Account of $179,258.

For the three months ended September 30, 2023, we had net income of $347,967, which resulted from a gain on investments held in the Trust Account of $1,198,052, offset by $850,085 of formation and operating costs.

For the nine months ended September 30, 2024, we had a net loss of $523,757, which resulted from formation and operating costs of $1,186,878, offset by a gain on investments held in the Trust Account of $663,121.

For the nine months ended September 30, 2023, we had net income of $2,931,022, which resulted from a gain on investments held in the Trust Account of $6,212,416, offset by formation and operating costs of $3,281,394.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had cash held outside of the Trust Account of $9,520 and a working capital deficit of $4,208,803.

Our liquidity needs up to September 30, 2024 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, a loan under the Promissory Note from our Sponsor of $149,172, and the net proceeds from the consummation of the private placement not held in the Trust Account. The Promissory Note was repaid in full on December 21, 2021. On May 19, 2023, the Sponsor provided a $200,000 Advance to the Company. On September 15, 2023, the Company issued an unsecured promissory note (the “Note”) with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. This note was subsequently amended for a principal balance of $600,000 in November 2023, an additional $85,000 in April 2024, and an additional $26,000 in May 2024. The Company received an additional $295,000 from Sponsor in August 2024. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. As of September 30, 2024, the balance under the Note was $1,006,000. As of September 30, 2024, the Sponsor did not elect to convert any of the principal to warrants. We expect that the estimated shortfall in cash in the Company’s operating account that is needed to fund the Company’s operations through the closing of the Business Combination is approximately $366,000, and the Company expects the Sponsor will make an additional loan to the Company to make up for this shortfall. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with working capital loans. To date, there are no amounts outstanding under any working capital loans.

For the nine months ended September 30, 2024, net cash used in operating activities was $744,829, which was due to a gain on investments held in the Trust Account of $663,121 and net loss of $523,757, offset by our changes in working capital of $442,049.

For the nine months ended September 30, 2023, net cash used in operating activities was $792,137, which was due to a gain on investments held in the Trust Account of $6,212,416, offset in part our net income of $2,931,022 and by changes in working capital of $2,489,257.

For the nine months ended September 30, 2024, net cash provided by investing activities of $11,325,822 represents the payment from the Trust Account to redeeming shareholders.

For the nine months ended September 30, 2023, net cash provided by investing activities of $211,918,104 represents the payment from the Trust Account to redeeming shareholders.

For the nine months ended September 30, 2024, net cash used in financing activities of $10,719,822 due to payments to redeeming share holders of $11,325,822, partially offset by cash inflow from related party promissory note of $406,000, and proceeds from related party loans of $200,000.

For the nine months ended September 30, 2023, net cash used in financing activities of $211,518,104 due to payments to redeeming share holders of $211,918,104, partially offset by cash inflow from related party promissory note of $400,000.

As of September 30, 2024, we had cash of $9,520 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Management plans to address liquidity uncertainty through a Business Combination or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination or extension will be successful. While management expects to have sufficient access to additional sources of capital if necessary, there is no current confirmed financing commitment, and no assurance can be provided that such additional financing will become available to the Company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 or December 31, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of up to $1,000 for office space and administrative support to the Company, which the Sponsor waived on September 27, 2024.

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

Promissory Note - Related Party

On May 19, 2023, the Sponsor provided a $200,000 advance to the Company. On September 15, 2023, the Company issued an unsecured promissory note with the Sponsor of up to $500,000 in the aggregate for costs and expenses reasonably related to the Company’s working capital needs prior to the consummation of the Business Combination and the Advance was converted into the first proceeds on the Note. The note was subsequently amended for a principal balance of $600,000 in November 2023 and for an additional $85,000 in April 2024. The Note is non-interest bearing and is due the earlier of the consummation of a business combination or the date of liquidation. At anytime, at the option of the Sponsor. the Sponsor may elect to convert all or any portion of the unpaid principal balance of this Note into warrants, at a price of $1.00 per warrant. Also, there was an additional draw in May 2024 for $26,000, and $295,000 in August 2024. As of September 30, 2024, the balance under the Note was $1,006,000. As of September 30, 2024, the Sponsor did not elect to convert any of the principal to warrants.

Due to Related Party

The Company had $200,000 and $0 due to related party as of September 30, 2024 and December 31, 2023 respectively. The amount as of September 30, 2024 relates to advisory services provided to the Company during the year.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2024 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $663,121 as of September 30, 2024.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The accounting pronouncement is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

First Amendment to Merger Agreement

On October 8, 2024, the Swiftmerge Parties and AleAnna entered into the First Amendment to the Merger Agreement (the “Merger Agreement Amendment”), which, among other things, revised certain provisions relating to the payment of SPAC Transaction Expenses or other SPAC Liabilities upon the closing of the Business Combination, including the addition of a closing condition that all such payments have been made, removed the requirement that the Company, HoldCo and certain of the Company Members enter into a Tax Receivable Agreement and revised the Amended and Restated HoldCo LLC Agreement to eliminate cash settlement in the mechanics for exchanges of Class C HoldCo Units and Surviving PubCo Class C Common Stock for Surviving PubCo Class A Common Stock.

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

In connection with the shareholders’ vote at the March 2024 Meeting, the holders of 1,031,997 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.92 per share, for an aggregate redemption amount of approximately $11.3 million. After the satisfaction of such redemptions, the Trust Account balance is approximately $13.7 million.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to remaining unremediated material weakness in our internal controls over financial reporting related to lack of formal review controls, as required by the Committee of Sponsoring Organizations (COSO) principles over the accounting for complex financial instruments, to achieve complete, accurate and timely financial accounting reporting disclosures, resulting in adjustments to several accounts and disclosures. In addition to the material weakness noted above, the Company has an ongoing material weakness related to the recording of an unbilled amount due to a third-party service providers, failure to timely remove liability associated with the deferred underwriting fees, and interest income during the preparation of our annual report on Form 10-K as of and for the year ended December 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Swiftmerge Acquisition Corp.

Date: November 13, 2024	By:	/s/ John Bremner
John Bremner
Chief Executive Officer

Swiftmerge Acquisition Corp.

Date: November 13, 2024	By:	/s/ Christopher J. Munyan
Christopher J. Munyan
Chief Financial Officer