Form 10-Q
period 2025-03-31
AleAnna, Inc.
filed 2025-05-15
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 12, 2025, 40,659,881 shares of Class A common stock,  par value $0.0001 per share, and 25,994,400 shares of Class C common stock, par value $0.0001 per share, of the registrant were outstanding.

 i

Item 1. Financial Statements and Supplementary Data

ALEANNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 (unaudited) AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$27,810,160	$28,330,159
Accounts receivable	402,874	1,225,297
Prepaid expenses and other assets	987,414	1,666,155
Total Current Assets	29,200,448	31,221,611

Non-current assets:
Natural gas and other properties, successful efforts method	34,794,734	33,979,014
Renewable natural gas properties, net of accumulated depreciation of $209,009 and $132,094, respectively	9,592,268	9,296,039
Value-added tax refund receivable	6,578,604	6,845,030
Operating lease right-of-use assets	1,777,356	1,744,897
Deferred tax assets	48,276	-
Total Non-current Assets	52,791,238	51,864,980
Total Assets	$81,991,686	$83,086,591

LIABILITIES AND STOCKOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,980,897	$2,204,208
Lease liability, short-term	174,127	163,865
Total Current Liabilities	2,155,024	2,368,073

Non-current Liabilities:
Asset retirement obligation	4,409,230	4,375,919
Lease liability, long-term	1,601,573	1,579,443
Contingent consideration liability, long-term	25,980,832	24,994,315
Total Non-current Liabilities	31,991,635	30,949,677
Total Liabilities	34,146,659	33,317,750

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Class A Common Stock, par value $0.0001 per share, 150,000,000 shares authorized, 40,584,455 and 40,560,433 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4,058	4,056
Class C Common Stock, par value $0.0001 per share, 70,000,000 shares authorized, 25,994,400 shares issued and outstanding as of March 31, 2025 and December 31, 2024	2,599	2,599
Additional paid-in capital	226,998,675	226,722,424
Accumulated other comprehensive loss	(5,109,054)	(5,803,378)
Accumulated deficit	(193,054,092)	(191,047,953)
Noncontrolling interest	19,002,841	19,891,093
Total Stockholders’ Equity	47,845,027	49,768,841
Total Liabilities and Stockholders’ Equity	$81,991,686	$83,086,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

	For the Three Months Ended March 31,
	2025	2024

Revenues	$644,600	$-

Operating expenses:
Cost of revenues	$838,395	$-
General and administrative	3,324,845	2,018,524
Depreciation	73,106	-
Accretion of asset retirement obligation	33,505	33,311
Total operating expenses	4,269,850	2,051,835

Operating loss	(3,625,250)	(2,051,835)

Other income:
Interest and other income	237,605	289,337
Change in fair value of derivative liability	-	173,177
Total other income	237,605	462,514

Loss before income taxes	(3,387,646)	(1,589,321)
Income tax benefit	48,276	-
Net loss	(3,339,370)	(1,589,321)
Deemed dividend to Class 1 Preferred Units redemption value	-	(112,673,176)
Net loss attributable to noncontrolling interests	1,333,231	-
Net loss attributable to Class A Common stockholders or holders of Common Member Units	$(2,006,139)	$(114,262,497)

Other comprehensive loss
Currency translation adjustment	1,139,303	113,872
Comprehensive loss	(2,200,067)	(1,475,449)
Comprehensive loss attributable to noncontrolling interests	1,333,231	-
Total comprehensive loss attributable to Class A Common stockholders or holders of Common Member Units	$(866,836)	$(1,475,449)

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,564,475	33,467,205
Net loss per share of Class A Common Stock, basic and diluted	$(0.05)	$(3.41)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

	Stockholders’ Equity
	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2024	40,560,433	4,056	25,994,400	2,599	226,722,424	(191,047,953)	(5,803,378)	19,891,093	49,768,841
Exercises of warrants	24,022	2	-	-	276,251	-	-	-	276,253
Foreign currency translation	-	-	-	-	-	-	694,324	444,979	1,139,303
Net loss	-	-	-	-	-	(2,006,139)	-	(1,333,231)	(3,339,370)
Balance, March 31, 2025	40,584,455	4,058	25,994,400	2,599	226,998,675	(193,054,092)	(5,109,054)	19,002,841	47,845,027

	Temporary Equity		Members’ Equity
	Class 1		Common		Additional		Accumulated other	Total
	Preferred Units	Amount	Member Units	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Members’ Equity
Balance, December 31, 2023	43,611	$152,464,599	266,503	$-	$-	$(146,389,367)	$(4,859,933)	$(151,249,300)
Shares issued	45,000	45,000,000	-	-	-	-	-	-
Deemed dividend to redemption value	-	112,673,176	-	-	-	(112,673,176)	-	(112,673,176)
Capital contributions due from members	-	(651,750)	-	-	-	-	-	(651,750)
Foreign currency translation	-	-	-	-	-	-	113,872	113,872
Net loss	-	-	-	-	-	(1,589,321)	-	(1,589,321)
Balance, March 31, 2024	88,611	$309,486,025	266,503	$-	$-	$(260,651,864)	$(4,746,061)	$(266,049,675)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALEANNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTH ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(3,339,370)	$(1,589,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,106	-
Accretion asset retirement obligation	33,505	33,311
Change in fair value of derivative liability	-	(173,177)
Changes in working capital items:
Accounts receivable	780,965	-
Prepaid expenses and other assets	594,934	(200,813)
Value-added tax refund receivable	240,035	(9,826)
Accounts payable and accrued expenses	(208,293)	(322,232)
Related party payables	-	(115,003)
Change in operating lease liability	(34,426)	-
Net cash used in operating activities	(1,859,544)	(2,377,061)

Cash flows from investing activities
Additions to renewable natural gas properties	(373,974)	(2,158,280)
Additions to conventional natural gas properties	(845,341)	(1,803,130)
Net cash used in investing activities	(1,219,315)	(3,961,410)

Cash flows from financing activities
Proceeds from exercises of warrants	276,253	-
AleAnna Energy Class 1 Preferred Units issued for cash	-	44,348,250
Net cash provided by financing activities	276,253	44,348,250

Effect of foreign currency translation on cash	2,282,607	113,872
Change in cash during the period	(519,999)	38,123,651
Cash, beginning of period	28,330,159	6,759,265
Cash, end of period	$27,810,160	$44,882,916

Noncash investing and financing activities:
Deemed dividend to Class 1 Preferred Units redemption value (see Note 10)	$-	$112,673,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

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

Conventional Natural Gas

AleAnna is a natural gas resource developer focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and renewable natural gas development in Italy. The Company has several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern gas discoveries. AleAnna retains a 33.5% working interest in the Longanesi field with its working interest partner, and operator, Societa Padana Energia (“Padana”). AleAnna acquired its working interest in the Longanesi field through a 2016 transaction with Enel. The Company also retains wholly owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic reservoir imaging.

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

As of March 31, 2025, the Company had not recognized revenue from its conventional natural gas activities. While the tie-in of the Longanesi development wells and the installation of a temporary processing facility were complete as of March 31, 2025, production activities remained on hold due to a plant testing and stabilization program and were not yet at a stage to result in recognized revenue for the quarter. Sales began in May 2025.

Renewable Natural Gas (“RNG”)

In 2021, AleAnna launched a renewable natural gas (“RNG”) development business focused on bringing to market carbon negative renewable natural gas derived from animal and agricultural waste.

Between March 2024 and July 2024, the Company successfully completed three separate strategic acquisitions of renewable natural gas (“RNG”) assets in Italy for an aggregate of approximately $9.7 million. The plant assets are fully permitted and are in various stages of the development lifecycle, with one greenfield plant asset that is a new development (Campagnatico) and two brownfield plant assets (Casalino and Campopiano) that are currently generating bio-electricity. The Company plans to develop and upgrade these assets for biomethane production in the future.

Campagnatico Asset Acquisition

On March 20, 2024, the Company closed the acquisition of the Campagnatico Greenfield (“Campagnatico”) natural gas asset in Tuscany, Italy for approximately $2.1 million. The greenfield site is fully permitted for future construction of an RNG plant asset.

Casalino and Campopiano Asset Acquisitions

On July 8, 2024, the Company closed the acquisition of the Societa Agricola Fattoria delle Jersey S.S. plant asset (“Casalino”) for approximately $3.6 million. On July 29, 2024, the Company closed the acquisition of a 90% interest in the Società Agricola Campopiano Società in nome collettivo di Vasellini Amedeo (“Campapiano”) plant asset for approximately $3.8 million. The plant assets are fully permitted and operational for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets currently create raw biogas, which is burned to create electricity for sale to the state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”). Revenues are based on actual output and a non-company specific predetermined price for small renewable energy producers of €280/MWh, established under Ministerial Decree (D.M.) 18 December 2008, which sets tariff rates for small renewable energy producers in Italy. Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

The Company plans to begin upgrading the sites to refine biogas into biomethane through upgrading units. Following the upgrade process, the Company expects to sell renewable natural gas to customer(s) by trucking or via connection to the interstate pipeline system (SNAM).

The Company has a 90% direct controlling interest in the Campopiano asset, while unaffiliated owners retain a 10% economic interest in the asset. The unaffiliated outside ownership in Campopiano is shown as noncontrolling interests (“NCI”) in stockholders’ equity in the Company’s consolidated financial statements.

AleAnna Energy Member Contributions

During 2024, AleAnna Energy received $62.1 million in capital contributions from its members, resulting in the issuance of 62,100 Class 1 Preferred Units, which have since been converted to Class A common stock and Class C common stock as a result of the Business Combination (see Note 2 below). These funds have been and continue to be used to fund the Longanesi tie-in and permanent gas plant construction obligations, to develop and upgrade existing RNG assets, to acquire new RNG assets (at the discretion of management), as well as to fund general and administrative expenses of AleAnna and its subsidiaries.

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

The Business Combination included, among other things:

●	(i) SPAC undergoing the Domestication and changing its name to “AleAnna, Inc.”; (ii) each Swiftmerge Class A Ordinary Share converting into one share of Class A Common Stock; (iii) each Swiftmerge Class B Ordinary Share converting into one share of Class B Common Stock in the Domestication and then each share of Class B Common Stock converting into one share of Class A Common Stock at the completion of the Business Combination; (iv) each warrant to purchase Swiftmerge Class A Ordinary Shares becoming exercisable by its terms to purchase an equal number of shares of Class A Common Stock; and (v) a series Class C Common Stock being authorized, each share of which will have voting rights equal to a share of Class A Common Stock but which shall have no entitlement to earnings or distributions of the Company;

●	following the Domestication but prior to the Merger, (i) the Company contributed to HoldCo (a) all of its assets (excluding its interests in HoldCo), including, for the avoidance of doubt, the Available Cash (as defined herein), and (b) a number of shares of Class C Common Stock equal to the number of Class C HoldCo Units designated to be issued to the AleAnna Members, and (ii) HoldCo issued to the Company a number of Class A HoldCo Units which equaled the number of shares of Class A Common Stock issued and outstanding immediately after the Closing; and

●	following the Pre-Closing Contribution, Merger Sub merged with and into AleAnna Energy, with AleAnna Energy being the surviving company and a wholly-owned subsidiary of HoldCo. Each AleAnna Energy Member received its pro rata portion of 65,098,476 shares of (a) Class A Common Stock or (b) Class C Common Stock (with one Class C HoldCo Unit to accompany each share of Class C Common Stock) in the Merger, as determined by the AleAnna Energy Board. Nautilus, which owned approximately 97% of AleAnna Energy prior to the transaction, received 25,994,400 shares of Class C Common Stock and 25,994,400 Class C HoldCo Units in the Merger, as well as 37,134,194 shares of Class A Common Stock. The other AleAnna Energy Member, Bonanza Resources (Texas) Inc. received 1,969,882 shares of Class A Common Stock.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

The Class A common stock, par value $0.0001 per share, of AleAnna, Inc. (the “Class A Common Stock”) and the original 11,250,000 warrants issued as part of units in the initial public offering of Swiftmerge (the “Public Warrants”) commenced trading on Nasdaq under the symbols “ANNA” and “ANNAW,” respectively, on December 16, 2024. Each share of Class C Common Stock has voting rights equal to a share of Class A Common Stock but have no entitlement to earnings or distributions of AleAnna. Each share of Class C Common Stock is exchangeable, subject to certain conditions, for one share of Class A Common Stock. The exchange feature does not allow for cash settlement. AleAnna is organized in an “Up-C” structure effective with the Business Combination, and the only direct assets of AleAnna consist of equity interests in HoldCo, whose only direct assets consist of equity interests in AleAnna Energy. The Company’s business is conducted through AleAnna Energy and its subsidiaries.

Total proceeds raised from the Business Combination were $0.6 million, representing the proceeds from the Swiftmerge operating account after Swiftmerge public shareholder redemptions. These proceeds were offset by $9.5 million of transaction expenses. Approximately $0.6 million of the transaction expenses were recorded as a reduction to additional paid-in capital (up to the amount of cash proceeds from the Business Combination). Approximately $0.5 million represented prepaid directors and officers insurance premiums and were recorded to prepaid expenses and other assets. The remaining $8.4 million of costs incurred were expensed.

As of March 31, 2025, no shares of Class C Common Stock had been exchanged for shares of Class A Common Stock.

NOTE 3 – BASIS OF PRESENTATION

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

Immaterial Restatement of Prior Period Financial Statements — In the fourth quarter of 2024, we identified an error in the classification of the contingent consideration liability and an error in the computation of foreign currency translation adjustments as of and for the three months ended March 31, 2024.  Refer to Note 16 for quantification of the prior period restatement impacts. Additionally, comparative prior period amounts in the applicable notes to the condensed consolidated financial statements have been restated.

Principles of Consolidation — The Company’s policy is to consolidate all entities that the Company controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The condensed consolidated financial statements include the accounts of AleAnna and its wholly-owned subsidiaries HoldCo, AleAnna Energy, AleAnna Resources, LLC, AleAnna Italia S.p.A., AleAnna Renewable and the RNG Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with accounting principles U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of contingencies including contingent consideration and estimates of the timing and amount of asset retirement obligations. The impact of changes in estimates is recorded in the period in which they become known.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

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

Significant Accounting Policies — There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

In July 2024, in conjunction with the Casalino acquisition, AleAnna entered into a lease of the land that holds the biomethane processing and conversion asset utilized to produce electricity. The lease term is from July 1, 2024 through December 31, 2032, with an option to extend the lease until December 31, 2041. The annual rent is €278,200 and must be paid in advance in four installments by the end of each calendar quarter. The total rent for the lease term until December 31, 2032 is €2,364,700. As of March 31, 2025, the Company’s operating lease right of use assets totaled $1.8 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.6 million. The Company recognized $0.1 million of operating lease expense during the three months ended March 31, 2025 which was included in cost of revenues as the land being leased is directly related to the production and sale of electricity at Casalino. As of December 31, 2024, the Company’s operating lease right of use assets totaled $1.8 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.7 million.

The Company does not have any borrowings; therefore, it does not have a readily determinable incremental borrowing rate, and there was no incremental borrowing rate implicit in the Casalino land lease. As such, the company utilized a discount rate of 7.709% to measure its lease liability. This represents the Company’s estimated incremental borrowing rate, determined using the 3-month EURIBOR rate of 3.709% as of July 2024, plus an estimated spread of 400 basis points (4.000%), to reflect the Company’s credit risk profile. This reflects the best estimate of the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

NOTE 6 – CONTINGENT CONSIDERATION LIABILITY

On July 13, 2016, AleAnna Europa S.r.L., a former subsidiary of AleAnna Resources LLC (which was subsequently merged into AleAnna Italia S.p.A. in December 2022), purchased a 33.5% working interest in the Longanesi field. Consideration paid included €7 million cash and up to €24 million of deferred consideration payable upon production of the Longanesi field. The deferred consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of production (the “Earn-Out Period”). There will be no deferred consideration due if Longanesi is not developed and no deferred consideration due if average annual gas prices are less than €3.65/Mcf over the Earn-Out Period.

In connection with the achievement of first production and related revenue generation at Longanesi, AleAnna will be required to reserve $3.1 million related to the contingent consideration liability due to Enel. These funds will be classified as restricted cash in future balance sheets and may be used to satisfy the contingent consideration liability as payments become due. Payments become due 14 months after the first day of the month following the date of first production.

The Company recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (the “contingent consideration liability”).

As of March 31, 2025 and December 31, 2024, the contingent consideration liability was recorded at $26.0 million and $25.0 million, respectively, with the entire balance classified as long-term since all payments are due more than one year after the respective balance sheet dates. The estimate of the contingent consideration liability was determined based on inputs including the following as of March 31, 2025 and December 31, 2024: futures prices for European natural gas, Euro to USD exchange rates of 1.08 and 1.04, respectively, and management’s future expected annual Longanesi production. AleAnna is required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue based on certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as modeled by DeGolyer and MacNaughton, as well as forward European natural gas prices.

Changes in the contingent consideration liability attributable to factors other than foreign currency exchange rates are recognized in the condensed consolidated statement of operations.  Changes in the contingent consideration liability attributable to foreign currency translation are recognized in other comprehensive loss within the condensed consolidated statement of operations and comprehensive loss.  The change in the contingent consideration liability for all periods presented is attributable to changes in foreign exchange rates.

NOTE 7 – DERIVATIVE LIABILITY

As of December 31, 2023, the Company recorded a $0.2 million derivative liability related to an embedded 3.5x redemption feature within the Class 1 Preferred Units issued prior to the Business Combination. This feature was bifurcated and recorded at fair value pursuant to ASC 815. During the three months ended March 31, 2024, the liability was reduced to zero, with the resulting gain recognized in the condensed consolidated statement of operations and comprehensive loss. The derivative liability was derecognized in conjunction with the closing of the Business Combination as the related Class 1 Preferred Units were exchanged for AleAnna common stock.

NOTE 8 – NATURAL GAS PROPERTIES

Conventional Natural Gas Properties

A summary of conventional natural gas properties is as follows:

	March 31, 2025	December 31, 2024
Natural gas properties	57,792,811	56,977,091
Less: Accumulated Impairment	(22,998,077)	(22,998,077)
Natural gas and other properties, net	$34,794,734	$33,979,014

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

The Company uses the successful efforts method of accounting for conventional natural gas-producing activities. Under this method, the cost of productive wells and related equipment, development dry holes, and any permits related to productive acreage are capitalized, and depleted using the unit-of-production method. These costs include other internal costs directly attributable to production activities. Although initial production activities commenced in March 2025, the Company has not yet placed its Longanesi field assets into service for accounting purposes, and therefore no depletion expense has been recorded as of March 31, 2025. Costs for exploratory dry holes, exploratory geological and geophysical activities, and delay rentals as well as other property carrying costs are charged to exploration expense.

There were no exploratory wells drilled and there were no capitalized exploratory well costs incurred during the three months ended March 31, 2025 or March 31, 2024. Asset additions during the three months ended March 31, 2025 primarily related to the construction of the Longanesi processing facility. Asset additions during the three months ended March 31, 2024 primarily related to the drilling and testing of three incremental Longanesi development wells. The company recorded no impairment of natural gas properties during the three months ended March 31, 2025 or the year ended December 31, 2024.

First Production at Longanesi

On March 13, 2025, AleAnna achieved a key milestone with the first production from its five wells in the Longanesi field. However, as of March 31, 2025, the Company had not recognized revenue from its conventional natural gas activities. While the tie-in of the Longanesi development wells and the installation of a temporary processing facility were complete as of March 31, 2025, production activities remained on hold due to a plant testing and stabilization program, and were not yet at a stage to result in recognized revenue for the quarter. Sales began in May 2025. In connection with Longanesi start-up, AleAnna will be required to reserve $3.1 million related to the contingent consideration liability due to Enel via a bank guarantee. Any cash deposits required to secure this bank guarantee will be classified as restricted cash in future balance sheets and may be used to satisfy the contingent consideration liability as payments become due.

Renewable Natural Gas Properties

As of March 31, 2025, renewable natural gas properties include $9.4 million of land, improvements and other assets related to the purchase of three renewable natural gas plant assets across Italy between March 2024 and July 2024. The estimated fair values of these assets at the date of acquisition are considered Level 3 assets in the fair value hierarchy. The brownfield renewable natural gas plant assets (Casalino and Campopiano) have average estimated useful lives of 20 years. All depreciation expense included in the Condensed Consolidated Statements of Operations relate to the Company’s renewable natural gas plant assets.

During the three months ended March 31, 2025, all revenue was derived from a single source (sales of electricity) and a single customer (the local state-owned electrical utility). As of March 31, 2025, the Company had $0.4 million of revenue receivable related to electricity sales. As of December 31, 2024, the Company had $1.2 million of revenue receivable related to electricity sales.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Participation Agreements

In conjunction with the closing of the Enel acquisition, AleAnna became a participant in the Longanesi Unitization Agreement (“UA”) with Societa Padana Energia (“Padana”). The UA governs the combination of Padana’s San Potito Concession and AleAnna’s San Marco Concession into a production unit. At the same time, AleAnna became a participant in the Unified Operating Agreement (“UOA”), which governs the bylaws by which Padana and AleAnna agree to develop the unit and fund future operations.

Under the UOA, AleAnna and Padana have agreed to jointly develop Longanesi per a plan approved by the Italian Ministry of the Environment (“MISE”). AleAnna and Padana entered the UOA with initial participating shares in the Longanesi field equal to 33.5% for AleAnna and 66.5% for Padana, with Padana appointed as operator. Padana is obliged to maintain the accounting records concerning the operations under the UOA in compliance with the laws and generally accepted accounting practices followed in the Italian oil and gas industry.

AleAnna and Padana fund their respective working interest shares of the capital required for Longanesi development and will receive their respective shares of the production output from the unitized field. However, such working interest percentages may be subsequently amended as more certainty is obtained over the Gas Originally in Place (“GOIP”) through redetermination procedures prescribed by the UOA. The redetermination process evaluates the results of the development drilling program (well logs, production tests, etc.) and other data that may be gathered prior to or during the drilling process (such as 3D seismic imaging) to determine if new data gathered changed the respective working interest percentages. If a redetermination process suggests GOIP changes, but AleAnna and Padana do not agree on revised working interest percentages, an independent third party will opine and set the revised working interest allocations. Adjustments to future production entitlements and capital contributions may be made accordingly. Cash payments may be made between the participants where there is insufficient production to true up contributions to date. If a true up of historical capital contributions is required as a result of redetermination, such capital true-up amounts will include an interest charge based on the nine-month Euro interbank offered rate (“Euribor”) and the date of the original capital contribution.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

As described in Note 1, AleAnna acquired a 33.5% working interest in the Longanesi field. As part of the purchase, a legacy owner, Blugas Infrastructure S.r.L. (“Blugas”), retained an interest akin to an overriding royalty interest (“ORRI”), whereby Blugas is entitled to physical delivery of 20% of the first 350 million standard cubic meters (“SCM”) produced from the Longanesi field. In accounting for the acquisition of the 33.5% working interest, the Company did not recognize an asset or liability in the condensed consolidated financial statements related to the Blugas ORRI. Further, in December 31, 2023, the Company’s SEC Case reserves estimates contemplated the contractual arrangement and physical gas delivery to Blugas, such that the net cash flows related to the gas reserves attributable to the Company’s 33.5% working interest were reduced.

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

The Blugas Settlement Agreement was accounted for as an acquisition of the Blugas ORRI claim with a corresponding increase to the estimated future cash flows from our reserves. As such, the cost of the acquisition is included in natural gas and other properties, with the VAT portion included in value-added tax refund receivable in the consolidated balance sheet as of March 31, 2025 and December 31, 2024. The Company’s year-end December 31, 2023 reserve quantities included the 20% of 350 million standard cubic meters (approximately 2,472 106ft3) allocable to the Blugas ORRI in the Company’s proved gas reserves. However, the required payments to Blugas associated with the sale of such quantities were reflected as cash outflows (costs) in the Company’s year-end December 31, 2023 reserve report as if such amounts were paid to Blugas. Following settlement, the Company’s year-end December 31, 2024 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 106ft3); however, the previously required payments to Blugas associated with the sale of such quantities were no longer reflected as cash outflows (costs) given the acquisition of the Blugas ORRI. As the cash outflows (costs) were no longer reflected as if paid to Blugas, such amounts were reflected in the Company’s December 31, 2024 reserve report as allocable to the Company’s unencumbered 33.5% working interest.

NOTE 10 – EQUITY

AleAnna Common Stock and Noncontrolling Interests – As of March 31, 2025, the Company had 40,584,455 shares of Class A Common Stock outstanding and 25,994,400 shares of Class C Common Stock outstanding. See Note 2, Business Combination, for more details of the Company’s Class A Common Stock and Class C Common Stock.

Following the Business Combination, holders of Class A Common Stock own a direct controlling economic interest in the results of the combined entity. Holders of Class C HoldCo Units and Class C Common Stock own an economic interest in the Company, shown as noncontrolling interests (“NCI”) in stockholders’ equity in the Company’s condensed consolidated financial statements. Holders of Class C Common Stock have voting rights equal to holders of Class A Common Stock but no entitlement to earnings or distributions. The ownership interests of the Class A Common Stockholders and the NCI were 60.94% and 39.06%, respectively. The NCI may decrease as holders of Class C HoldCo Units (which represent an economic interest in HoldCo) and their corresponding shares of Class C Common Stock (which provide voting rights in AleAnna, Inc.) exchange both securities together for shares of Class A Common Stock. Each share of Class C Common Stock must be surrendered along with a corresponding Class C HoldCo Unit in order to receive one share of Class A Common Stock. As of March 31, 2025 and December 31, 2024, no such exchanges had occurred.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

The financial statements also reflect NCI related to the 10% economic interest held in the Campopiano RNG asset by an unaffiliated third party, as discussed in Note 1.

Warrants – There were 11,225,969 and 11,250,000 Public Warrants outstanding as of March 31, 2025 and December 31, 2024, respectively. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our Business Combination.

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

In the event that the Company elects to redeem all of the redeemable Public Warrants, it will fix a date for the redemption. Pursuant to the terms of the warrant agreement, notice of redemption will be mailed by first class mail, postage prepaid, by not less than 30 days prior to the redemption date to the registered holders of the redeemable Public Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the warrant agreement will be conclusively presumed to have been duly given whether or not the registered holder received such notice.

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

In January and February 2025, holders exercised an aggregate 24,022 Public Warrants, resulting in the issuance of 24,022 shares of Class A Common Stock at an exercise price of $11.50 per share. These exercises generated approximately $0.3 million in cash proceeds.

AleAnna Energy Members’ Equity (pre-Business Combination) – Prior to the Business Combination the Company had Common Units and Class 1 Preferred Units issued and outstanding. Due to the redemption features of the Class 1 Preferred Units, they were recorded at redemption value and classified as temporary equity in the consolidated balance sheets. The difference between the book value of Class 1 Preferred Units issued and the redemption value, less the amount attributable to the derivative liability discussed in Note 7, was recorded as a deemed dividend in periods prior to the Business Combination. AleAnna Energy’s Class 1 Preferred Units and Common Units were exchanged for AleAnna common stock in connection with the Business Combination (see Note 2).

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

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

The Company tracks each of the milestones for the executive compensation package based on the current and future business plans. Based on the metrics and performance indicators outlined in the executive compensation package, management has concluded that the likelihood of achieving each of these metrics is not probable as of March 31, 2025. Accordingly, no accrual has been recorded.

NOTE 12 – INCOME TAXES

As of March 31, 2025 and December 31, 2024, AleAnna, Inc. held 60.94% of the economic interest in HoldCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, HoldCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. AleAnna, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of HoldCo.

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

AleAnna’s Italian subsidiary (AleAnna Italia, S.p.A.) is a joint stock company or S.p.A. and is considered a corporation under the Italian tax code. Therefore, the statutorily determined cumulative taxable loss of AleAnna Italia was tax affected and recognized as a deferred tax asset as of March 31, 2025 and December 31, 2024. The Company has also recorded deferred tax assets for temporary differences between the book and tax basis in the underlying assets and liabilities. Given AleAnna’s history of losses, and because future production remained uncertain as of March 31, 2025 and December 31, 2024, a full valuation allowance was applied against the deferred tax assets.

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The company recognized less than $0.1 million in income tax benefit during the three months ended March 31, 2025, primarily related to temporary differences of its Italian subsidiaries. The Company’s effective tax rate was (1.4%) for the three months ended March 31, 2025 and 0.0% for the same period in 2024. The effective tax rates during the three months ended March 31, 2025 and 2024 were lower than the applicable statutory rate primarily due to the taxable losses and the application of a full valuation allowance against the Company’s deferred tax assets as of both March 31, 2025 and March 31, 2024. The applicable U.S. and Italian corporate tax rates were 21% and 24%, respectively, during the three months ended March 31, 2025 and 2024.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. After consideration of all available evidence, given AleAnna’s history of losses, and because future production remained uncertain as of March 31, 2025 and December 31, 2024, the Company recorded a full valuation allowance against its deferred tax assets as. This valuation allowance will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As noted above, the valuation allowances completely offset the deferred tax assets, which resulted in a net zero impact to the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of March 31, 2025 and December 31, 2024, the Company had not recorded any uncertain tax positions or accrued interest and penalties on the consolidated balance sheets.

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

Certain executive officers of AleAnna are currently employed by and participate in employee benefit plans sponsored by an affiliate of Nautilus and provide administrative and support services to AleAnna under a master services agreement. As of March 31, 2025, AleAnna had outstanding payables of $0.1 million to the affiliate of Nautilus pursuant to such agreements. Services provided include insurance, risk management, legal, information technology, purchasing, executive management, accounting, finance, human resources, and other administrative services.

NOTE 14 – LOSS PER SHARE

The Business Combination was accounted for as a common control transaction with respect to AleAnna Energy which is akin to a reverse recapitalization. This conclusion was based on Nautilus’s controlling financial interest in AleAnna Energy prior to the Business Combination and its continued control over the combined entity. Following the Business Combination, Nautilus holds Class A Common Stock, representing a direct controlling economic interest, and Class C HoldCo Units and Class C Common Stock, representing a noncontrolling economic interest classified as NCI in stockholders’ equity in the Company’s consolidated financial statements.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

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

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2025 and 2024:

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

	Three months ended March 31,
	2025	2024
Net loss attributable to Class A Common stockholders before deemed dividend	$(3,339,370)	$(1,589,321)
Deemed dividend to AleAnna Energy Class 1 Preferred Units redemption value	-	(112,673,176)
Loss attributable to noncontrolling interests	1,333,231	-
Net Loss attributable to holders of Class A Common Stock	(2,006,139)	(114,262,497)

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,564,475	33,467,205
Net loss per share of Class A Common Stock, basic and diluted	(0.05)	(3.41)

The 25,994,400 shares of Class C Common Stock and the 11,225,969 Public Warrants outstanding as of March 31, 2025 were not included in the calculation of diluted weighted average shares of Class A Common Stock outstanding as their inclusion would have been anti-dilutive. Shares of Class C Common Stock are not participating securities; thus, the application of the two-class method is not required.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

NOTE 15 – SEGMENT REPORTING

The Company’s operations consist of one operating segment and reportable segment, reflecting the manner in which operations are managed and the criteria used by the chief operating decision maker (“CODM”), the Company’s Executive Chairman and Chief Executive Officer, collectively, to evaluate performance, develop strategy, and allocate resources.

AleAnna’s principal products include conventional natural gas produced from onshore exploration and development and RNG derived from animal and agricultural waste. The Company has not yet recognized revenue from its conventional natural gas activities and has only recently begun deriving revenue from sales of electricity related to its RNG business.

While the Company has recently acquired three RNG assets, these assets are still in the early stages of development which may include expansion and installation of upgrading units to refine biomethane into renewable natural gas (rather than conversion to electricity). These assets have not generated significant revenues or incurred material expenses. As of and for the period ending March 31, 2025, the Company’s CODM was primarily focused on capital investing decisions, strategy, and forward-looking investment economics. While the CODM monitors cash reserves and overall enterprise liquidity, extensive review and analysis of the Company’s performance and loss statements is not performed beyond review of the consolidated financial statements. As such, the CODM continues to assess the financial performance of the Company as a single enterprise on a consolidated basis, without distinguishing between conventional natural gas and RNG operations. Given the Company has not generated significant revenue or profits and is focused on development activities, the CODM does not utilize a specific measure of profit or loss to assess performance. The CODM does not monitor specific expense categories separately. The financial information reviewed by the CODM is consistent with the audited consolidated balance sheets and statements of operations and cash flows included herein.

All of the Company’s primary operating activities and assets remain located in Italy. The Company will continue to assess the need for including multiple reportable segments as the business evolves.

NOTE 16 – IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2024, errors were identified in the computation of foreign currency translation adjustments.  As a result, the Company has restated the prior period financial statements to correct the errors. Management evaluated the materiality of the errors and concluded they were not material to the prior period financial statements. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2025

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported March 31, 2024 consolidated financial statements presented in this Form 10-Q:

	March 31, 2024		March 31, 2024
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)	Previously Reported	Correction	As Corrected
Operating expenses:
Change in contingent consideration liability	$(586,479)	$586,479	$-
Total operating expenses	$1,465,356	$586,479	2,051,835
Operating loss	$(1,465,356)	$(586,479)	(2,051,835)
Net loss attributable to Common Member Units	$(113,676,018)	$(586,479)	(114,262,497)

Other comprehensive income (loss)
Currency translation adjustment	(141,949)	255,821	113,872
Comprehensive loss	$(1,144,791)	$(330,658)	$(1,475,449)

	March 31, 2024		March 31, 2024
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)	Previously Reported	Correction	As Corrected
Cash flows from operating activities:
Net loss	$(1,002,842)	$(586,479)	$(1,589,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(586,479)	586,479	$-
Net cash used in operating activities	$(2,377,061)	$-	$(2,377,061)

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 15, 2025, the date that the financial statements were issued.

Warrant Exercises

Between April 23, 2025 and May 12, 2025, holders exercised an aggregate 75,426 Public Warrants, resulting in the issuance 75,426 shares of Class A Common Stock at an exercise price of $11.50 per share. These exercises generated approximately $0.9 million in cash proceeds leaving 11,150,543 remaining Public Warrants outstanding as of May 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

This discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties that may be outside our control. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set for under “Risk Factors” in our Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “AleAnna,” or the “Company” refer to AleAnna, Inc.

Certain capitalized terms used in this Quarterly Report on Form 10-Q are defined in the Glossary of Selected Industry Terms included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, and are incorporated herein by reference.

Overview

AleAnna is a natural gas resource developer focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and renewable natural gas development in Italy. We have several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern gas discoveries. We retain a 33.5% working interest in the Longanesi field with our working interest partner, and operator, Padana. We acquired our working interest in the Longanesi field through a 2016 transaction with Enel. We also retain wholly owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic imaging. In 2021, we launched a renewable natural gas development business focused on bringing to market carbon-negative renewable natural gas derived from animal and agricultural waste.

As of March 31, 2025, although we had generated revenue from electricity sales from two renewable natural gas assets, we had not yet recognized any revenue from our conventional natural gas business. Our recent activities involve the drilling and testing of three Longanesi development wells (during 2022 and 2023) as well as the re-completion of two original discovery wells. We had no drilling activity during the three months ended March 31, 2025 or the year ended December 31, 2024. We had no other exploratory or development drilling during the three months ended March 31, 2025 or the year ended December 31, 2024. Our Longanesi, Trava and Gradizza discoveries were classified by DeGolyer and MacNaughton as proved undeveloped reserves as such wells had not yet started production as of December 31, 2024 and require future investments to install production facilities prior to being fully completed and producible.

While the tie-in of the Longanesi development wells and the installation of a temporary processing facility were complete as of March 31, 2025, production activities remained on hold due to a plant testing and stabilization program and were not yet at a stage to result in recognized revenue for the quarter. Sales began in May 2025. A permanent processing facility is expected to be constructed over the remainder of 2025 and early 2026 and commissioned in mid-2026.

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

Recent Developments

First Production at Longanesi

On March 13, 2025, AleAnna achieved a key milestone with the first production from its five wells in the Longanesi field. However, as of March 31, 2025, the Company had not recognized revenue from its conventional natural gas activities. While the tie-in of the Longanesi development wells and the installation of a temporary processing facility were complete as of March 31, 2025, production activities remained on hold due to a plant testing and stabilization program and were not yet at a stage to result in recognized revenue for the quarter. Sales began in May 2025.

In connection with Longanesi start-up, AleAnna will be required to reserve $3.1 million related to the contingent consideration liability due to Enel via a bank guarantee. Any cash deposits required to secure this bank guarantee will be classified as restricted cash in future balance sheets and may be used to satisfy the contingent consideration liability as payments become due.

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

Key Factors Affecting our Performance, Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and non-carbon-based fuel producers, regulatory hurdles posed by the Italian government, and other factors discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. We believe the factors described below are key to our success.

Achieving First Production at Longanesi

As previously discussed, we and Padana achieved first production of the five wells in the Longanesi field in March 2025 through use of a temporary processing facility. The permanent processing facility is expected to be constructed over the remainder of 2025 and early 2026 and commissioned mid-2026.

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

Key Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations or our future results of operations.

Revenue

During the three months ended March 31, 2025, we generated approximately $0.6 million of revenue from electricity sales at two renewable natural gas assets acquired in July 2024 (the “Casalino” and “Campopiano” plants). The plant assets are fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets are currently biomethane to electricity conversion assets. It is our intention to begin upgrading the sites to refine biomethane into renewable natural gas through upgrading units. Following the upgrade process to transition the assets to biomethane to renewable natural gas conversion, we expect to sell renewable natural gas to customer(s) by trucking or piping the renewable natural gas to the interstate pipeline system (SNAM). Until the plant assets are upgraded, we will actively source bio feedstocks for the assets to produce biomethane which will be processed through reciprocating generators in order to generate electricity. The electricity is then sold onto the grid through a metered interconnection. Casalino and Campopiano derive revenues from the sale of such electricity to the local state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”). Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE. Revenues are based on actual output and “on-the-spot” predetermined prices for small renewable energy producers.

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

Income Tax Effects

AleAnna’s income tax consequences have been reflected in its consolidated financial statements in accordance with ASC 740, Income Taxes. Given AleAnna’s history of losses, and because future production remains uncertain, a full valuation allowance was applied against deferred tax assets and no income tax liabilities or expenses were recognized as of or for the three months ended March 31, 2025 and 2024.

We are also subject to a Valued-Added Tax (“VAT”) which is a broadly-based consumption tax that is assessed to the value that is added to goods and services. The VAT applies to nearly all goods and services that are bought and sold within the EU. Italian law allows for certain VAT payments to be recovered through ongoing applications for refunds. We have incurred higher VAT input paid (i.e., VAT paid on purchases) than the VAT output collected (i.e., VAT collected on sales), resulting in a net VAT refund receivable. As of March 31, 2025 and December 31, 2024, we had VAT receivables of $6.6 million, and $6.8 million, respectively.

Operations

Our net losses were $3.3 million and $114.3 million for the three months ended March 31, 2025 and 2024 respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $193.1 million and $191.0 million, respectively. The majority of these losses stem from costs associated with the Longanesi field drilling and development, including asset impairments from previous years, as well as seismic imaging, exploratory costs for other conventional natural gas prospects, and general and administrative expenses. The net loss for the three months ended March 31, 2024 and the accumulated deficits also include historical deemed dividends to the redemption value of AleAnna Energy’s previous Class 1 Preferred Units (exchanged for Class A and Class C common stock in connection with the Business Combination) based on the redemption features of those units and the related accounting requirements. See “Note 10 — Equity” to the condensed consolidated financial statements for further details. We expect to continue to incur substantial expenses related to our operations, exploration, and development activities, including pre-commercialization efforts as we continue our development of, and seek regulatory approval for, our discoveries and exploration prospects. Since inception, we have incurred net losses annually and do not expect to achieve sustained profitability until the second half of 2025.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		Dollar	Percentage
	2025	2024	Change	Change

Revenues	$644,600	$-	$644,600	NM

Operating expenses:
Cost of revenues	$838,395	$-	$838,395	NM
General and administrative	3,324,845	2,018,524	1,306,321	65%
Depreciation	73,106	-	73,106	NM
Accretion of asset retirement obligation	33,505	33,311	194	1%
Total operating expenses	4,269,850	2,051,835	2,218,015	108%

Operating loss	(3,625,250)	(2,051,835)	(1,573,415)	77%

Other income:
Interest and other income	237,605	289,337	(51,732)	-18%
Change in fair value of derivative liability	-	173,177	(173,177)	-100%
Total other income	237,605	462,514	(224,909)	-49%

Loss before income taxes	(3,387,646)	(1,589,321)	(1,798,325)	-113%
Income tax benefit	48,276	-	48,276	NM
Net loss	(3,339,370)	(1,589,321)	(1,750,049)	-110%
Deemed dividend to Class 1 Preferred Units redemption value	-	(112,673,176)	112,673,176	100%
Net loss attributable to noncontrolling interests	1,333,231	-	1,333,231	NM
Net loss attributable to Class A Common stockholders or holders of Common Member Units	$(2,006,139)	$(114,262,497)	$112,256,358	98%

Other comprehensive income (loss)		$-
Currency translation adjustment	1,139,303	113,872	1,025,431	901%
Comprehensive loss	(2,200,067)	(1,475,449)	1,073,707	73%
Comprehensive income attributable to noncontrolling interests	1,333,231	-	-	NM
Total comprehensive loss attributable to Class A Common stockholders	$(866,836)	$(1,475,449)	$608,613	41%

Revenues and Cost of Revenues

During the three months ended March 31, 2025, all of our revenue was earned through electricity generation and sales at the Casalino and Campopiano renewable natural gas plants that were purchased in July 2024. Cost of revenues consists of feedstock costs, direct labor and overhead necessary to produce RNG and generate electricity. All cost of revenues was related to the RNG assets that were purchased in 2024.

General and Administrative Expenses

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

General and administrative expenses increased by $1.3 million, or 65%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by higher salaries and benefits related to the operating RNG plants and the addition of one full-time corporate employee in late 2024, as well as increased legal, audit and consulting costs associated with public company compliance.

Contingent Consideration Liability

As of March 31, 2025 and December 31, 2024, the contingent consideration liability was recorded at $26.0 million and $25.0 million, respectively. The estimate of the contingent consideration liability was determined based on inputs including the following as of March 31, 2025 and December 31, 2024: the intercontinental exchange futures prices for European natural gas, Euro to USD exchange rates of 1.08 and 1.04, respectively, and management’s future expected annual Longanesi production. We are required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue above certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as modeled by DeGolyer and MacNaughton, as well as forward European natural gas prices. While the timing and quantities of expected Longanesi production were unchanged from December 31, 2024 to March 31, 2025, and we had fully accrued the total capped Euro amount of the liability, average annual European natural gas forward prices declined.

Since the total capped Euro-denominated liability was recorded as of March 31, 2025 and December 31, 2024, and March 31, 2024 and December 31, 2023, any changes in the USD-equivalent amount were entirely due to foreign exchange rate fluctuations. As such, these changes were included in currency translation adjustment for the three months ended March 31, 2025 and 2024.

Interest and Other Income

Interest and other income primarily includes interest earned on cash and cash equivalents. Interest and other income decreased by $0.1 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to slightly higher interest earned on larger average cash balances during the 2024 period compared to the 2025 period presented.

Change in Fair Value of Derivative Liability

The change in the fair value of derivative liability related to the Class 1 Preferred Units was nil during the three months ended March 31, 2025, compared to $0.2 million during the same period in 2024. The fair value gain recorded during the three months ended March 31, 2024 (representing a decrease in the liability) was primarily due to a higher liquidation threshold which was driven by capital contributions made during the first quarter of 2024 through the Class 1 Preferred Units. The derivative liability was reduced from $0.2 million as of December 31, 2023 to zero as of March 31, 2024 and was ultimately derecognized in conjunction with the Business Combination.

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

The currency translation adjustment increased by $1.0 million or 901% for the three months ended March 31, 2025 compared to the same period in 2024. This increase was due to the fluctuation of the exchange rates between the Euro and the U.S. Dollar as well as the level of our activities.

Segment Considerations

Our operations consist of one reportable segment reflecting the manner in which operations are managed and the criteria used by the chief operating decision maker (“CODM”), our Executive Chairman and Chief Executive Officer, collectively, to evaluate performance, develop strategy, and allocate resources.

AleAnna’s principal products include conventional natural gas produced from onshore exploration and development, and electricity and RNG derived from animal and agricultural waste. As of March 31, 2025, we had not yet recognized revenue from our conventional natural gas activities and had only recently begun deriving revenue from sales of electricity related to our RNG business.

While we have recently acquired three RNG assets, these assets are still in the early stages of development which may include expansion and installation of upgrading units to refine biomethane into renewable natural gas (rather than conversion to electricity). These assets have not generated significant revenues or incurred material expenses. As of and for the year ended December 31, 2024, the CODM was primarily focused on capital investing decisions, strategy, and forward-looking investment economics. While the CODM monitors cash reserves and overall enterprise liquidity, extensive review and analysis of our performance and loss statements is not performed beyond review of the consolidated financial statements. As such, the CODM continues to assess our financial performance as a single enterprise on a consolidated basis, without distinguishing between conventional natural gas and RNG operations. Given we have not generated significant revenue or profits and are focused on development activities, the CODM does not utilize a specific measure of profit or loss to assess performance. The CODM does not monitor specific expense categories separately. The financial information reviewed by the CODM is consistent with the audited consolidated balance sheets and statements of operations and cash flows included herein.

All of the Company’s primary operating activities and assets remain located in Italy. We will continue to assess the need for including multiple reportable segments as the business evolves.

Liquidity, Capital Resources and Operations

We have generated minimal revenues from our operations to date and we had an accumulated deficit of $193.1 million as of March 31, 2025. We had $27.8 million in cash and cash equivalents on March 31, 2025. The Company’s continuing operations, as intended, are dependent upon its ability to generate cash flows or obtain additional financing. Between January 2024 and May 2024, prior to the Business Combination, we received an aggregate of $62.1 million in capital contributions from AleAnna Energy members resulting in the issuance of 62,100 Class 1 Preferred Units, to fund operating costs, capital expenditures, Business Combination related transaction expenses, and to provide working capital to meet our liabilities and commitments as they become due. We have also received approximately $1.1 million from exercises of Public Warrants between January 2025 and May 2025. In addition, we are exploring Resource Backed Loan (“RBL”) financing, renewable natural gas project loan products and other financing arrangements with several financial institutions; however, there is no guarantee that such financing will be available to us. As a normal part of our business, depending on market conditions, we may from time to time consider opportunities to issue equity or debt securities to raise additional capital. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all.

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

To mitigate operator risks, we monitor the operational risks, credit risk, financial position and liquidity of Padana. Operational risks are monitored and acted on through: (i) periodic meetings with Padana, through a formal committee known as the “Technical Committee”, to examine upcoming activities and discuss questions and concerns, (ii) through the receipt and analysis of daily reports, (iii) through requesting unscheduled calls with Padana where areas of concern are identified, and (iv) through occasional site visits. Further, Padana’s credit risk, financial position, and liquidity are periodically evaluated through review of the financial condition of Padana’s parent organization, Gas Plus S.p.A., which is a publicly-traded company on the Italian Stock Exchange (Euronext Milan). We are able to continuously monitor the financial health of Gas Plus S.p.A. through exchange-required public disclosures, including half-annual and annual financial statements, corporate presentations, and press releases.

Cash Flows

The following table includes our cash flow data for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	(1,859,544)	(2,377,061)
Net cash used in investing activities	(1,219,315)	(3,961,410)
Net cash provided by financing activities	276,253	44,348,250

Cash used in operating activities

Cash used in operating activities decreased by $0.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease primarily reflects collections on electricity sales receivable and the timing of payments of accounts payable during the three months ended March 31, 2025 compared to the same period in 2024.

Cash used in investing activities

Cash used in investing activities decreased by $2.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. In both periods presented, cash used in investing includes continued completion and tie in of the Longanesi wells. The decrease in cash used in investing activities primarily reflects a lower level of Longanesi completion and tie-in activity during three months ended March 31, 2025 compared to the same period in 2024.

Cash provided by financing activities

Cash provided by financing activities in the three months ended March 31, 2025 reflects proceeds from cash exercises of Public Warrants.

Cash provided by financing activities in the three months ended March 31, 2024 reflects pre-Business Combination issuances of AleAnna Energy Class 1 Preferred Units used to fund our operations. Such Class 1 Preferred Units were exchanged for Class A and Class C commons stock as part of the Business Combination.

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

On May 28, 2024, we entered into the Blugas Settlement Agreement regarding the Blugas ORRI whereby Blugas was entitled to physical delivery of 20% of the first 350 million standard cubic meters (approximately 2,472 106ft3) produced from the Longanesi field. Under the terms of the Blugas Settlement Agreement, we paid Blugas approximately €5 million, plus an additional €1.1 million in applicable VAT, or a total of approximately $6.6 million. In exchange, we were released from any future liability related to the Blugas ORRI. As a result of the transactions contemplated by the Blugas Settlement Agreement, our 33.5% working interest in the Longanesi field is now unencumbered except for normal government royalties (10%). The Blugas Settlement Agreement was accounted for as an acquisition of the Blugas ORRI claim with a corresponding increase to the expected future cash flows from our reserves. Our year-end December 31, 2023 reserve quantities included the 20% of 350 million standard cubic meters (approximately 2,472 106ft3) allocable to the Blugas ORRI in our proved gas reserves. However, the required payments to Blugas associated with the sale of such quantities were reflected as cash outflows (costs) in our year-end December 31, 2023 reserve report as if such amounts were paid to Blugas. Following settlement, our year-end December 31, 2024 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 106ft3), however, the previously required payments to Blugas associated with the sale of such quantities were no longer reflected as cash outflows (costs) as if such amounts were paid to Blugas. As the cash outflows (costs) were no longer reflected as if paid to Blugas, such amounts are reflected in our December 31, 2024 reserve report as allocable to our unencumbered 33.5% working interest.

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

We recognized a liability for the contingent consideration in accordance with ASC 450, Contingencies (“contingent consideration liability”). As of March 31, 2025, and December 31, 2024, the total contingent consideration liability was recorded at $26.0 million and $25.0 million, respectively.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously identified and described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than changes that are being implemented as a result of remediation activities related to the material weaknesses noted above, there has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Contingencies and Legal Proceedings” in Note 9 to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2024 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Repurchase of Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits	Description
19.1*	Insider Trading Policy of AleAnna, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2025	AleAnna, Inc.

	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer