Form 10-Q
period 2025-06-30
AleAnna, Inc.
filed 2025-08-14
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2024: $382,100

As of August 14, 2025, 40,659,881 shares of Class A common stock, par value $0.0001 per share, and 25,994,400 shares of Class C common stock, par value $0.0001 per share, of the registrant were outstanding.

i

Item 1. Financial Statements and Supplementary Data

ALEANNA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$22,810,590	$28,330,159
Restricted cash	1,171,590	-
Accounts receivable	2,286,033	1,225,297
Prepaid expenses and other assets	1,090,704	1,666,155
Total Current Assets	27,358,917	31,221,611

Non-current assets:
Natural gas and other properties, successful efforts method, net of accumulated depreciation and depletion of $145,242 and $0 respectively	41,842,661	33,979,014
Renewable natural gas properties, net of accumulated depreciation of $326,027 and $132,094, respectively	10,456,717	9,296,039
Value-added tax refund receivable	8,315,668	6,845,030
Operating lease right-of-use assets	1,877,540	1,744,897
Total Non-current Assets	62,492,586	51,864,980
Total Assets	$89,851,503	$83,086,591

LIABILITIES AND STOCKOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,119,599	$2,204,208
Lease liability, short-term	192,086	163,865
Total Current Liabilities	3,311,685	2,368,073

Non-current Liabilities:
Asset retirement obligation	4,442,540	4,375,919
Lease liability, long-term	1,683,662	1,579,443
Contingent consideration liability, long-term	28,114,645	24,994,315
Total Non-current Liabilities	34,240,847	30,949,677
Total Liabilities	37,552,532	33,317,750

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Class A Common Stock, par value $0.0001 per share, 150,000,000 shares authorized, 40,659,881 and 40,560,433 shares issued and outstanding as of June 30, 2025 and December 31, 2024	4,066	4,056
Class C Common Stock, par value $0.0001 per share, 70,000,000 shares authorized, 25,994,400 shares issued and outstanding as of June 30, 2025 and December 31, 2024	2,599	2,599
Additional paid-in capital	227,866,066	226,722,424
Accumulated other comprehensive loss	(3,316,185)	(5,803,378)
Accumulated deficit	(192,705,149)	(191,047,953)
Noncontrolling interest	20,447,574	19,891,093
Total Stockholders' Equity	52,298,971	49,768,841
Total Liabilities and Stockholders' Equity	$89,851,503	$83,086,591

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$4,030,410	$-	$4,675,010	$-

Operating expenses:
Cost of revenues	$301,521	$-	$1,139,916	$-
Lease operating expense	1,094,407	-	1,094,407	-
General and administrative	1,790,053	957,952	5,114,898	2,976,476
Depreciation and depletion	229,430	-	302,536	-
Accretion of asset retirement obligation	31,696	33,309	65,201	66,620
Total operating expenses	3,447,107	991,261	7,716,958	3,043,096

Operating income (loss)	583,303	(991,261)	(3,041,948)	(3,043,096)

Other income:
Interest and other income	154,031	640,123	391,636	929,460
Change in fair value of derivative liability	-	-	-	173,177
Total other income	154,031	640,123	391,636	1,102,637

Income (loss) before income taxes	737,334	(351,138)	(2,650,312)	(1,940,459)
Income tax expense	(92,671)	-	(44,395)	-
Net income (loss)	644,663	(351,138)	(2,694,707)	(1,940,459)
Deemed dividend to Class 1 Preferred Units redemption value	-	(42,750,001)	-	(155,423,177)
Net loss (income) attributable to noncontrolling interests	(295,720)	-	1,037,511	-
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$348,943	$(43,101,139)	$(1,657,196)	$(157,363,636)

Other comprehensive income (loss)
Currency translation adjustment	2,941,883	(966,696)	4,081,186	(852,824)
Comprehensive income (loss)	3,586,547	(1,317,834)	1,386,480	(2,793,283)
Comprehensive loss (income) attributable to noncontrolling interests	(1,444,733)	-	(556,481)	-
Total comprehensive income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$2,141,814	$(1,317,834)	$829,999	$(2,793,283)

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,615,773		40,596,209
Net loss per share of Class A Common Stock, basic and diluted	$0.01		$(0.04)

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Stockholders’ Equity
	Class A Common Stock	Amount	Class C Common Stock	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total Stockholders’ Equity
Balance, March 31, 2025	40,584,455	4,058	25,994,400	2,599	226,998,675	(193,054,092)	(5,109,054)	19,002,841	47,845,027
Exercises of warrants	75,426	8	-	-	867,391	-	-	-	867,399
Foreign currency translation	-	-	-	-	-	-	1,792,869	1,149,013	2,941,882
Net income (loss)	-	-	-	-	-	348,943	-	295,720	644,663
Balance, June 30, 2025	40,659,881	4,066	25,994,400	2,599	227,866,066	(192,705,149)	(3,316,185)	20,447,574	52,298,971

	Stockholders’ Equity
	Class A Common Stock	Amount	Class C Common Stock	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total Stockholders’ Equity
Balance, December 31, 2024	40,560,433	4,056	25,994,400	2,599	226,722,424	(191,047,953)	(5,803,378)	19,891,093	49,768,841
Exercises of warrants	99,448	10	-	-	1,143,642	-	-	-	1,143,652
Foreign currency translation	-	-	-	-	-	-	2,487,193	1,593,992	4,081,185
Net income (loss)	-	-	-	-	-	(1,657,196)	-	(1,037,511)	(2,694,707)
Balance, June 30, 2025	40,659,881	4,066	25,994,400	2,599	227,866,066	(192,705,149)	(3,316,185)	20,447,574	52,298,971

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Temporary Equity		Members’ Equity
	Class 1 Preferred Units	Amount	Common Member Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Members’ Equity
Balance, March 31, 2024	88,611	$310,137,775	266,503	$-	$-	$(260,651,864)	$(4,746,061)	$(265,397,925)
Shares issued	17,100	17,100,000	-	-	-	-	-	-
Deemed dividend to redemption value	-	42,750,001	-	-	-	(42,750,001)	-	(42,750,001)
Capital contributions due from members	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	(966,696)	(966,696)
Net income (loss)	-	-	-	-	-	(351,138)	-	(351,138)
Balance June 30, 2024	105,711	$369,987,776	266,503	$-	$-	$(303,753,003)	$(5,712,757)	$(309,465,760)

	Temporary Equity		Members’ Equity
	Class 1 Preferred Units	Amount	Common Member Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Members Equity
Balance, December 31, 2023	43,611	$152,464,599	266,503	$-	$-	$(146,389,367)	$(4,859,933)	$(151,249,300)
Shares issued	62,100	62,100,000	-	-	-	-	-	-
Deemed dividend to redemption value	-	155,423,177	-	-	-	(155,423,177)	-	(155,423,177)
Capital contributions due from members	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	(852,824)	(852,824)
Net income (loss)	-	-	-	-	-	(1,940,459)	-	(1,940,459)
Balance, June 30, 2024	105,711	$369,987,776	266,503	$-	$-	$(303,753,003)	$(5,712,757)	$(309,465,760)

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUND 30, 2025 AND 2024

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net income (loss)	$(2,694,707)	$(1,940,459)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	302,536	-
Accretion asset retirement obligation	65,201	66,620
Change in fair value of derivative liability	-	(173,177)
Changes in working capital items:
Accounts receivable	(846,594)	-
Prepaid expenses and other assets	730,660	(1,416,299)
Value-added tax refund receivable	(574,576)	(1,064,700)
Accounts payable and accrued expenses	597,071	353,016
Related party payables	-	(525,276)
Change in operating lease liability	(139,176)	-
Net cash used in operating activities	(2,559,585)	(4,700,275)

Cash flows from investing activities
Additions to renewable natural gas properties	(136)	(2,161,960)
Additions to conventional natural gas properties	(3,377,593)	(6,800,982)
Restricted cash for contingent consideration	-	-
Net cash used in investing activities	(3,377,728)	(8,962,942)

Cash flows from financing activities
Proceeds from exercises of warrants	1,143,652	-
AleAnna Energy Class 1 Preferred Units issued for cash	-	62,100,000
Net cash provided by financing activities	1,143,652	62,100,000

Effect of foreign currency translation on cash	445,682	(852,824)
Change in cash, cash equivalents and restricted cash during the period	(4,347,979)	47,583,959
Cash, cash equivalents and restricted cash, beginning of period	28,330,159	6,759,265
Cash, cash equivalents and restricted cash, end of period	$23,982,180	$54,343,224

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

NOTE 1 – NATURE OF OPERATIONS AND RECENT EVENTS

AleAnna, Inc. (together with its subsidiaries, the “Company” or “AleAnna”), a Delaware corporation, was formed on December 13, 2024, in connection with the Business Combination (defined below). AleAnna Energy, LLC (“AleAnna Energy”), a Delaware Limited Liability Company, was formed on July 13, 2007. AleAnna Energy is comprised of wholly owned subsidiaries AleAnna Resources, LLC, AleAnna Italia S.p.A. (“AleAnna Italia”) and AleAnna Renewable Energy S.r.L. (“AleAnna Renewable”). AleAnna Renewable is comprised of various subsidiaries that hold its renewable natural gas assets (the “RNG Subsidiaries”).

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

On March 13, 2025, AleAnna achieved a key milestone with the first production from its working interests in five wells in the Longanesi field, and the field reached sustained maximum production during the second quarter of 2025. The Company began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in the second quarter of 2025.

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

Campagnatico Asset Acquisition

In the first quarter of 2024, the Company closed the acquisition of the Campagnatico Greenfield (“Campagnatico”) natural gas asset in Tuscany, Italy for approximately $2.1 million. The greenfield site is fully permitted for future construction of a biomethane plant asset.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

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

AleAnna Energy Member Contributions

During 2024, AleAnna Energy received $62.1 million in capital contributions from its members, resulting in the issuance of 62,100 Class 1 Preferred Units, which have since been converted to Class A common stock and Class C common stock as a result of the Business Combination (see Note 2 below). These funds were used to fund the Longanesi tie-in and will continue to be used to fund permanent gas plant construction obligations, to develop and upgrade existing RNG assets, to acquire new RNG assets (at the discretion of management), as well as to fund general and administrative expenses of AleAnna and its subsidiaries.

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

The Business Combination included, among other things:

●	(i) SPAC undergoing the Domestication and changing its name to “AleAnna, Inc.”; (ii) each Swiftmerge Class A Ordinary Share converting into one share of Class A Common Stock; (iii) each Swiftmerge Class B Ordinary Share converting into one share of Class B Common Stock in the Domestication and then each share of Class B Common Stock converting into one share of Class A Common Stock at the completion of the Business Combination; (iv) each warrant to purchase Swiftmerge Class A Ordinary Shares becoming exercisable by its terms to purchase an equal number of shares of Class A Common Stock; and (v) a series Class C Common Stock being authorized, each share of which will have voting rights equal to a share of Class A Common Stock but which shall have no entitlement to earnings or distributions of the Company;

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

●	following the Domestication but prior to the Merger, (i) the Company contributed to HoldCo (a) all of its assets (excluding its interests in HoldCo), including, for the avoidance of doubt, the Available Cash (as defined herein), and (b) a number of shares of Class C Common Stock equal to the number of Class C HoldCo Units designated to be issued to the AleAnna Members, and (ii) HoldCo issued to the Company a number of Class A HoldCo Units which equaled the number of shares of Class A Common Stock issued and outstanding immediately after the Closing; and

●	following the Pre-Closing Contribution, Merger Sub merged with and into AleAnna Energy, with AleAnna Energy being the surviving company and a wholly-owned subsidiary of HoldCo. Each AleAnna Energy Member received its pro rata portion of 65,098,476 shares of (a) Class A Common Stock or (b) Class C Common Stock (with one Class C HoldCo Unit to accompany each share of Class C Common Stock) in the Merger, as determined by the AleAnna Energy Board. At the Closing:

●	AleAnna, Inc. received 40,560,433 Class A HoldCo Units, corresponding to the 40,560,433 shares of Class A Common Stock outstanding as of December 31, 2024.

●	Nautilus Resources LLC received 25,994,400 Class C HoldCo Units, together with 25,994,400 shares of Class C Common Stock, which carry voting rights but no economic interest in AleAnna, Inc.

●	Bonanza Resources (Texas) Inc., the only other AleAnna Energy Member, received 1,969,882 shares of Class A Common Stock but did not receive any Class C HoldCo Units or Class C Common Stock.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

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

As of June 30, 2025, no shares of Class C Common Stock had been exchanged for shares of Class A Common Stock.

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

Immaterial Restatement of Prior Period Financial Statements — In the fourth quarter of 2024, we identified an error in the classification of the contingent consideration liability and an error in the computation of foreign currency translation adjustments as of and for the six months ended June 30, 2024. Refer to Note 16 for quantification of the prior period restatement impacts. Additionally, comparative prior period amounts in the applicable notes to the condensed consolidated financial statements have been restated.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

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

Risks and Uncertainties — The development of the Company’s projects is subject to a number of risks and uncertainties including, but not limited to, the receipt of the necessary permits and regulatory approvals, commodity price risk impacting the decision to go forward with the projects, and the availability and ability to obtain the necessary financing for the development of projects.

The Company’s ability to develop and operate commercial production facilities, as well as expand production at future commercial production facilities, is subject to many risks beyond its control, including regulatory developments, construction risks, and global and regional macroeconomic developments.

Significant Accounting Policies — The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. The Company evaluates these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that the Company believes to be reasonable under the circumstances. The Company can make no assurance that actual results will conform to its estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.

There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024, other than updates to the Company’s restricted cash policy and revenue recognition policy in connection with the Company’s achieving first revenue from Longanesi during the second quarter of 2025, as described below.

Restricted Cash — Restricted cash consists of amounts that are held in escrow accounts or otherwise segregated to satisfy specific contractual obligations. The Company’s restricted cash relates to amounts reserved in connection with its contingent consideration liability (see Note 6). The reconciliation of the beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows includes cash, cash equivalents, and restricted cash.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

Renewable Natural Gas (“RNG”) — The RNG Subsidiaries earn revenue through electricity generation sales from the conversion of bio feedstocks to biomethane which is then converted to electricity through reciprocating generators. Such electricity is then delivered onto the grid through a metered interconnection and sold to the local state-owned electrical utility responsible for the purchase and marketing of energy produced by small-scale renewable energy assets. Upon delivery of the electricity to the grid, all performance obligations have been satisfied, and energy generation revenue is recognized based on actual output and non-company specific predetermined prices for small renewable energy producers of €280/MWh (D.M. 18/12/2008).

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

Conventional Natural Gas (“Conventional”) — On October 29, 2024, the Company entered into a gas sale agreement (“GSA”) with Shell Energy Europe Limited (“SEEL”), under which SEEL became the exclusive purchaser of AleAnna’s share of natural gas produced from the Longanesi field net of (i) any consumption and/or losses incurred in the transport, treatment and compression of gas before delivery; (ii) any volume to be allocated for regulated royalties auctions, if applicable; and (iii) any other volume contractually allocated to other parties before August 31, 2022.

The GSA features variable pricing based on a published benchmark, the Punto di Scambio Virtuale (“PSV”), with fixed discounting. Accordingly, revenue under the GSA is highly sensitive to market prices and may fluctuate significantly as natural gas prices rise or fall. SEEL typically remits payment monthly, shortly after delivery. The timing of payment does not introduce a significant financing component.

AleAnna is not subject to return or refund obligations under the GSA unless the transmission operator refuses delivery of gas that does not meet industry-standard specifications. The gas sold generally conforms to such specifications, which are verified at the point of transfer to the transmission system.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

All consideration under the GSA is variable, reflecting both price and volume. Revenue is recognized based on the amount of variable consideration allocated to distinct units of natural gas delivered. This allocation reflects the total consideration AleAnna expects to receive for completed deliveries, and the variability in consideration is directly tied to the satisfaction of the performance obligations. Our performance obligations under our hydrocarbon sales agreements are to deliver our entire working interest in the natural gas production from the Longanesi field.

Under the working interest agreement with Padana, AleAnna receives its share of processed gas in-kind and sells it to SEEL. AleAnna’s performance obligation is satisfied upon delivery of the processed gas to SEEL at the designated delivery point, which is the entry point on the Italian transmission system, as defined in the GSA.

Trade receivables arising from these sales of electricity and natural gas are evaluated for impairment under ASC 326 using the simplified approach. Based on the short-term nature of the receivables and the credit quality of the customers, the Company generally does not record an allowance for credit losses.

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

In July 2024, in conjunction with the Casalino acquisition, AleAnna entered into a lease of the land that holds the biomethane processing and conversion asset utilized to produce electricity. The lease term is from July 1, 2024 through December 31, 2032, with an option to extend the lease until December 31, 2041. The annual rent is €278,200 and must be paid in advance in four installments by the end of each calendar quarter. The total rent for the lease term until December 31, 2032 is €2,364,700. As of June 30, 2025, the Company’s operating lease right of use assets totaled $1.9 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.7 million. The Company recognized $0.2 million of operating lease expense during the year ended June 30, 2025, which was included in cost of revenues as the land being leased is directly related to the production and sale of electricity at Casalino. As of December 31, 2024, the Company’s operating lease right of use assets totaled $1.8 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.6 million.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

The Company does not have any borrowings; therefore, it does not have a readily determinable incremental borrowing rate readily determinable, and there was no incremental borrowing rate implicit in the Casalino land lease. As such, the Company utilized a discount rate of 7.709% to measure its lease liability. This represents the Company’s estimated incremental borrowing rate, determined using the 3-month EURIBOR rate of 3.709% as of July 2024, plus an estimated spread of 400 basis points (4.000%), to reflect the Company’s credit risk profile. This reflects best estimate of the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

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

In connection with Longanesi start-up in May 2025, AleAnna issued a $3.1 million bank guarantee to secure its contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which was classified as restricted cash as of June 30, 2025. The collateral may be used to satisfy the contingent consideration liability as payments become due. Payments become due 14 months after the first day of the month following the date of first production, which for contractual purposes began on May 8, 2025.

As of June 30, 2025 and December 31, 2024, the contingent consideration liability was recorded at $28.1 million and $25.0 million, respectively, with the entire balance classified as long-term since all payments are due more than one year after the respective balance sheet dates. The estimate of the contingent consideration liability was determined based on inputs including the following as of June 30, 2025 and December 31, 2024: futures prices for European natural gas, Euro to USD exchange rates of 1.17 and 1.04, respectively, and management’s future expected annual Longanesi production. AleAnna is required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue based on certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as modeled by DeGolyer and MacNaughton, as well as forward European natural gas prices.

Changes in the contingent consideration liability attributable to factors other than foreign currency exchange rates are recognized in the condensed consolidated statements of operations. Changes in the contingent consideration liability attributable to foreign currency translation are recognized in other comprehensive loss within the condensed consolidated statement of operations and comprehensive loss. The change in the contingent consideration liability for all periods presented is attributable to changes in foreign exchange rates.

 NOTE 7 – DERIVATIVE LIABILITY

As of December 31, 2023, the Company recorded a $0.2 million derivative liability related to an embedded 3.5x redemption feature within the Class 1 Preferred Units issued prior to the Business Combination. This feature was bifurcated and recorded at fair value pursuant to ASC 815. During the six months ended June 30, 2024, the liability was reduced to zero, with the resulting gain recognized in the condensed consolidated statement of operations and comprehensive loss. The derivative liability was derecognized in conjunction with the closing of the Business Combination as the related Class 1 Preferred Units were exchanged for AleAnna common stock.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

NOTE 8 – NATURAL GAS PROPERTIES

Conventional Natural Gas Properties

A summary of conventional natural gas properties is as follows:

	June 30, 2025	December 31, 2024
Natural gas properties	$66,180,151	$56,977,091
Less: Accumulated impairment	(24,192,248)	(22,998,077)
Less: Accumulated depreciation and depletion	(145,242)	-
Natural gas and other properties, net	$41,842,661	$33,979,014

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

There were no exploratory wells drilled and there were no capitalized exploratory well costs incurred during the three and six months ended June 30, 2025 or June 30, 2024. Asset additions during the three and six months ended June 30, 2025 primarily related to the construction of the Longanesi processing facility. Asset additions during the three and six months ended June 30, 2024 primarily related to the drilling and testing of three incremental Longanesi development wells. The company recorded no impairment of natural gas properties during the three and six months ended June 30, 2025, or during the year ended December 31, 2024.

First Production at Longanesi

On March 13, 2025, AleAnna achieved a key milestone with the first production from its five wells in the Longanesi field and began recognizing revenue and related expenses, including depreciation and depletion, related to this production during the second quarter of 2025. AleAnna generated approximately $3.3 million of revenue from sales of natural gas from the Longanesi field during the three and six months ended June 30, 2025.

Renewable Natural Gas Properties

Between March 2024 and July 2024, the Company successfully completed three separate strategic acquisitions of renewable natural gas (“RNG”) assets in Italy for an aggregate of approximately $9.4 million. The plant assets are fully permitted and are in various stages of the development lifecycle, with one greenfield plant asset that is a new development (Campagnatico) and two brownfield plant assets (Casalino and Campopiano) that are currently generating bio-electricity. The Company plans to develop and upgrade these assets for biomethane production in the future.

During the three and six months ended June 30, 2025, all RNG revenue was derived from a single source (sales of electricity) and a single customer (the local state-owned electrical utility). As of June 30, 2025, the Company had $0.5 million of revenue receivable related to electricity sales. As of December 31, 2024, the Company had $1.2 million of revenue receivable related to electricity sales.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

Under the UOA, AleAnna and Padana have agreed to jointly develop the Longanesi per a plan approved by the Italian Ministry of the Environment (“MISE”). AleAnna and Padana entered the UOA with initial participating shares in the Longanesi field equal to 33.5% for AleAnna and 66.5% for Padana, with Padana appointed as the operator. Padana is obliged to maintain the accounting records concerning the operations under the UOA in compliance with the laws and generally accepted accounting practices followed in the Italian oil and gas industry.

AleAnna and Padana fund their respective working interest shares of the capital required for Longanesi development and will receive their respective shares of the production output from the unitized field. However, such working interest percentages may be subsequently amended as more certainty is obtained over the Gas Originally in Place (“GOIP”) through redetermination procedures prescribed by the UOA. The redetermination process evaluates the results of the current development drilling program (well logs, production tests, etc.) and other data that may be gathered prior to or during the drilling process (such as 3D seismic imaging) to determine if new data gathered have changed the respective working interest percentages. If a redetermination process suggests GOIP changes, but AleAnna and Padana do not agree on revised working interest percentages, an independent third party will opine and set the revised working interest allocations. Adjustments to future production entitlements and capital contributions may be made accordingly. Cash payments may be made between the participants where there is insufficient production to true up contributions to date. If a true up of historical capital contributions is required as a result of redetermination, such capital true-up amounts will include an interest charge based on the nine-month Euro interbank offered rate (“Euribor”) and the date of the original capital contribution.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

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

The Blugas Settlement Agreement was accounted for as an acquisition of the Blugas ORRI claim with a corresponding increase to the estimated future cash flows from our reserves. As such, the cost of the acquisition is included in natural gas and other properties, with the VAT portion included in value-added tax refund receivable in the consolidated balance sheet as of June 30, 2025 and December 31, 2024. The Company’s year-end December 31, 2023 reserve quantities included the 20% of 350 million standard cubic meters (approximately 2,472 106ft3) allocable to the Blugas ORRI in the Company’s proved gas reserves. However, the required payments to Blugas associated with the sale of such quantities were reflected as cash outflows (costs) in the Company’s year-end December 31, 2023 reserve report as if such amounts were paid to Blugas. Following settlement, the Company’s year-end December 31, 2024 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 106ft3); however, the previously required payments to Blugas associated with the sale of such quantities are no longer reflected as cash outflows (costs) given the acquisition of the Blugas ORRI. As the cash outflows (costs) were no longer reflected as if paid to Blugas, such amounts were reflected in the Company’s December 31, 2024 reserve report as allocable to the Company’s unencumbered 33.5% working interest.

NOTE 10 – EQUITY

AleAnna Common Stock and Noncontrolling Interests – As of June 30, 2025, the Company had 40,659,881 shares of Class A Common Stock outstanding and 25,994,400 shares of Class C Common Stock outstanding. See Note 2, Reverse Recapitalization Transaction, for more details of the Company’s Class A Common Stock and Class C Common Stock.

Following the Business Combination, AleAnna, Inc. became the sole managing member of HoldCo and received 40,560,433 Class A HoldCo Units, representing a controlling economic interest in HoldCo. AleAnna, Inc. consolidates HoldCo and its subsidiaries in its consolidated financial statements. The remaining 25,994,400 Class C HoldCo Units are held by Nautilus Resources LLC and are presented as noncontrolling interest (“NCI”) in the Company’s consolidated financial statements. Holders of Class C HoldCo Units have a direct economic interest in HoldCo but no direct economic interest in AleAnna, Inc. The Class C Common Stock is paired with the Class C HoldCo Units and provides voting rights in AleAnna, Inc. on a one-to-one basis with Class A Common Stock, but carries no economic rights. Each Class C HoldCo Unit may be exchanged, together with a share of Class C Common Stock, for one share of Class A Common Stock.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

As of June 30, 2025, AleAnna, Inc. held approximately 60.94% of the economic interest in HoldCo through its Class A HoldCo Units, and Nautilus held approximately 39.06% through its Class C HoldCo Units. These interests are reflected as controlling and noncontrolling interests, respectively, in the Company’s consolidated financial statements. The NCI may decrease as holders of Class C HoldCo Units (which represent an economic interest in HoldCo) and their corresponding shares of Class C Common Stock (which provide voting rights in AleAnna, Inc.) exchange both securities together for shares of Class A Common Stock. Each share of Class C Common Stock must be surrendered along with a corresponding Class C HoldCo Unit in order to receive one share of Class A Common Stock. As of June 30, 2025, no such exchanges had occurred.

 As of June 30, 2025, the noncontrolling interest presented in the Company’s consolidated financial statements primarily relates to the 39.06% economic interest in HoldCo held by Nautilus Resources LLC through Class C HoldCo Units. A small portion of the noncontrolling interest also relates to a third-party minority interest in the Campopiano RNG project-level subsidiary discussed in Note 1.

Warrants – There were 11,150,543 and 11,250,000 Public Warrants outstanding as of June 30, 2025 and December 31, 2024. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our Business Combination.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

Through June 30, 2025, holders had exercised an aggregate 99,448 Public Warrants, resulting in the issuance of 99,448 shares of Class A Common Stock at an exercise price of $11.50 per share. These exercises generated approximately $1.1 million in cash proceeds.

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

Employment Agreements

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

The Company tracks each of the milestones for the executive compensation package based on the current and future business plans. Based on the metrics and performance indicators outlined in the executive compensation package, management has concluded that the likelihood of achieving each of these metrics is not probable as of June 30, 2025.

AleAnna, Inc. 2025 Long-Term Incentive Plan

On June 12, 2025, the stockholders approved and adopted the AleAnna, Inc. 2025 Long-Term Incentive Plan (“LTIP”). The LTIP provides for the grant of both incentive stock options (“ISOs”) and nonqualified stock options (“NSOs” and together with ISOs, “Stock Options”), as well as the grant of stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights, and other awards, which may be granted separately or in combination or in tandem with other awards, and which may be paid in cash or shares of our common stock.

The Company intends to grant awards under the LTIP to employees, contractors, and directors during 2025, subject to the filing and effectiveness of a registration statement on Form S-8 to register the underlying shares. As of August 14, 2025, no awards have been granted under the LTIP.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

NOTE 12 – INCOME TAXES

As of June 30, 2025 and December 31, 2024, AleAnna, Inc. held 60.94% of the economic interest in HoldCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, HoldCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. AleAnna, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of HoldCo.

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

AleAnna’s Italian subsidiary (AleAnna Italia, S.p.A.) is a joint stock company or S.p.A. and is considered a corporation under the Italian tax code. Therefore, the statutorily determined cumulative taxable loss of AleAnna Italia was tax affected and recognized as a deferred tax asset as of June 30, 2025 and December 31, 2024. The Company has also recorded deferred tax assets for temporary differences between the book and tax basis in the underlying assets and liabilities. Given AleAnna’s history of losses, and because future production remained uncertain as of June 30, 2025 and December 31, 2024, a full valuation allowance was applied against the deferred tax assets.

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The company recognized $0.1 million and $44 thousand in income tax expense during the three and six months ended June 30, 2025, respectively, primarily related to temporary differences of its Italian subsidiaries. The Company’s effective tax rates were 12.7% and 1.7% for the three and six months ended June 30, 2025, respectively, and 0.0% for the same periods in 2024. The effective tax rates during the three and six months ended June 30, 2025 and 2024 were lower than the applicable statutory rates primarily due to the taxable losses and the application of a full valuation allowance against the Company’s deferred tax assets as of both June 30, 2025 and June 30, 2024. The applicable U.S. and Italian corporate tax rates were 21% and 24%, respectively, during the three and six months ended June 30, 2025 and 2024.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

After consideration of all available positive and negative evidence, the Company maintained a full valuation allowance against its deferred tax assets as of June 30, 2025 and December 31, 2024. While the Longanesi field commenced production during the second quarter of 2025 and the Company recognized its first quarter of income before taxes, the Company has a history of losses and limited demonstrated profitability. In accordance with ASC 740, the Company considers cumulative losses in recent years to be significant negative evidence that is difficult to overcome with subjective forecasts of future taxable income. As such, the Company determined that it is not yet appropriate to release any portion of the valuation allowance. The Company will continue to evaluate all available evidence in future periods. As noted above, the valuation allowances completely offset the deferred tax assets, which resulted in a net zero impact to the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of June 30, 2025 and December 31, 2024, the Company had not recorded any uncertain tax positions or accrued interest and penalties on the consolidated balance sheets.

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

Certain executive officers of AleAnna are currently employed by and participate in employee benefit plans sponsored by an affiliate of Nautilus and provide administrative and support services to AleAnna under a master services agreement. As of June 30, 2025, AleAnna had outstanding payables of $0.1 million to the affiliate of Nautilus pursuant to such agreements. Services provided include insurance, risk management, legal, information technology, purchasing, executive management, accounting, finance, human resources, and other administrative services.

NOTE 14 – INCOME (LOSS) PER SHARE

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

Prior to the closing of the Business Combination, AleAnna Energy operated as a limited liability company with ownership interests consisting of Common Units and Class 1 Preferred Units. The application of a hypothetical exchange ratio to convert these units into shares of Class A and Class C Common Stock for periods prior to the Business Combination would not reflect the Company’s post-transaction capital structure. Accordingly, the Company has not retroactively applied the exchange ratio or presented earnings (net loss) per unit for those historical periods, as such information would not be meaningful or comparable to earnings (net loss) per share presented for periods after the Business Combination. See Note 2, “Reverse Recapitalization Transaction,” for further discussion.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

For the three and six months ended June 30, 2025, basic net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the respective periods. Diluted net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

For the three and six months ended June 30, 2025, the Company excluded potentially dilutive securities from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. As a result, the weighted average number of shares of Class A Common Stock outstanding used to calculate basic and diluted net income (loss) per share was the same for each period.

The 25,994,400 shares of Class C Common Stock were excluded from the computation of diluted earnings per share because they are not participating securities and are exchangeable on a one-for-one basis for shares of Class A Common Stock at the option of the holders. The Company also excluded the 11,150,543 Public Warrants from the calculation of diluted weighted average shares of Class A Common Stock outstanding, as their inclusion under the treasury stock method would have been anti-dilutive.

The following table sets forth the computation of net income (loss) used to compute basic net income (loss) per share of Class A Common Stock for the three and six months ended June 30, 2025:

	Three months ended June 30,	Six months ended June 30,
	2025	2025
Net income (loss)	$644,663	$(2,694,707)
Income (loss) attributable to noncontrolling interests	(295,720)	1,037,511
Net Income (loss) attributable to holders of Class A Common Stock	348,943	(1,657,196)

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,615,773	40,596,209
Net income (loss) per share of Class A Common Stock, basic and diluted	0.01	(0.04)

NOTE 15 – SEGMENT REPORTING

During the second quarter of 2025, in connection with the commencement of production at the Longanesi field, the Company’s evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment. As a result, as of June 30, 2025, the Company determined it has two operating segments, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision maker (“CODM”)—the Company’s Executive Director and Chief Executive Officer, collectively—reviews financial information to assess performance and allocate resources.

●	The Conventional segment consists of the natural gas exploration and production activities conducted by AleAnna Italia. The primary product of this segment is conventional natural gas produced from onshore exploration and development in Italy.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

●	The Renewable segment consists of the RNG and electricity production activities conducted by AleAnna Renewable and the RNG Subsidiaries. The segment’s primary output is electricity generated from RNG derived from animal and agricultural waste.

Reconciling items include items not directly attributable to either reportable segment. These include corporate financing and investing activities, as well as administrative functions that support the Company’s overall operations. These items are presented in the segment reconciliation but do not constitute a reportable segment.

The CODM evaluates segment performance primarily using segment operating income (loss), which is consistent with the presentation in the Company’s consolidated statements of operations. The CODM monitors revenues and operating expenses by segment for purposes of strategic decision-making and resource allocation, including the evaluation of the timing and amount of future investment in, or development of, the conventional and renewable reportable segments. The expense categories reviewed by the CODM are consistent with those presented in the consolidated statements of operations and in the segment operating results presented below.

All of the Company’s revenue is generated with external customers, and located in Italy. All of the Company’s assets, other than corporate assets primarily comprised of cash located in the U.S., are located in Italy.

Selected financial information by segment is presented in the tables below:

	Three Months Ended June 30, 2025
	Conventional	Renewable	Total
Revenues	$3,315,788	$714,622	$4,030,410

Less:
Cost of revenues	$-	$301,521
Lease operating expense	1,094,407	-
Segment general and administrative	1,183,088	17,562
Depreciation and depletion	135,454	93,976
Accretion of asset retirement obligation	31,696	-
Segment operating income (loss)	$871,143	$301,563	$1,172,706
Reconciling items:
Less: Corporate general and administrative			$589,403
Interest and other income			154,031
Income before income taxes			$737,334

Segment assets	$54,459,660	$15,117,518	$69,577,178
Corporate and other assets			20,274,325
Total assets			$89,851,503

	Three Months Ended June 30, 2024
	Conventional	Renewable	Total
Revenues	$-	$-	$-

Less:
Segment general and administrative	$535,731	$157,532
Accretion of asset retirement obligation	33,309	-
Segment operating income (loss)	$(569,040)	$(157,532)	$(726,572)
Reconciling items:
Less: Corporate general and administrative			$264,689
Interest and other income			640,123
Income (loss) before income taxes			$(351,138)

Segment assets	$39,007,903	$2,241,994	$41,249,897
Corporate and other assets			51,238,005
Total Assets			$92,487,902

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

	Six Months Ended June 30, 2025
	Conventional	Renewable	Total
Revenues	$3,315,788	$1,359,222	$4,675,010

Less:
Cost of revenues	$-	$1,139,916
Lease operating expense	1,094,407	-
Segment general and administrative	1,869,869	1,032,066
Depreciation and depletion	135,455	167,081
Accretion of asset retirement obligation	65,201	-
Segment operating income (loss)	$150,856	$(979,841)	$(828,985)
Reconciling items:
Less: Corporate general and administrative			$2,212,963
Interest and other income			391,636
Income (loss) before income taxes			$(2,650,312)

Segment assets	$54,459,660	$15,117,518	$69,577,178
Corporate and other assets			20,274,325
Total assets			$89,851,503

	Six Months Ended June 30, 2024
	Conventional	Renewable	Total
Revenues	$-	$-	$-

Less:
Segment general and administrative	$1,098,955	$391,403
Accretion of asset retirement obligation	66,620	-
Segment operating income (loss)	$(1,165,575)	$(391,403)	$(1,556,978)
Reconciling items:
Less: Corporate general and administrative			$1,486,118
Interest and other income			929,460
Change in fair value of derivative liability			173,177
Income (loss) before income taxes			$(1,940,459)

Segment assets	$39,007,903	$2,241,994	$41,249,897
Corporate and other assets			51,238,005
Total Assets			$92,487,902

NOTE 16 – IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited consolidated financial statements as of and for the six months ending June 30, 2024, errors were identified in the computation of foreign currency translation adjustments. As a result, the Company has restated the prior period financial statements to correct the errors. Management evaluated the materiality of the errors and concluded that they were not material to the prior period financial statements. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2025

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported June 30, 2024 consolidated financial statements presented in this Form 10-Q:

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)	Six Months Ended June 30, 2024 Previously Reported	Correction	Six Months Ended June 30, 2024 As Corrected
Operating expenses:
Change in contingent consideration liability	$(767,497)	$767,497	$-
Total operating expenses	2,275,599	767,497	3,043,096
Operating income (loss)	(2,275,599)	(767,497)	(3,043,096)
Net loss	(1,172,962)	(767,497)	(1,940,459)
Net income (loss) attributable to Common Member Units	(156,596,139)	(767,497)	(157,363,636)

Other comprehensive income (loss)
Currency translation adjustment	(136,027)	(716,797)	(852,824)
Comprehensive income (loss)	$(1,308,989)	$(1,484,294)	$(2,793,283)

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)	June 30, 2024 Previously Reported	Correction	June 30, 2024 As Corrected
Cash flows from operating activities:
Net income (loss)	$(1,172,962)	$(767,497)	$(1,940,459)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of contingent consideration	(767,497)	767,497	-
Net cash used in operating activities	$(4,700,275)	$-	$(4,700,275)

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 14, 2025, the date that the financial statements were issued.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was signed into law, which includes changes to the U.S. corporate income tax code. The Company is evaluating the future impact of these changes on its financial statements.

Gradizza Concession – Regional Intesa Approval

On August 6, 2025, AleAnna reached an agreement with the Emilia Romagna Region (the “Intesa”) in support of its pending application for a production concession related to the Gradizza field. This represents one of two major regulatory approvals required prior to first production. The second required approval—authorization from the Federal Ministry—remains pending.

AleAnna holds a 100% working interest in the Gradizza field and will serve as operator. If and when a production concession is granted, Gradizza is expected to become the Company’s first operated producing asset. According to the Company’s reserve report as of December 31, 2024, Gradizza contains 380 MMcf of proved reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

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

Our recent drilling and exploration activities involve the drilling and testing of three Longanesi development wells (during 2022 and 2023) as well as the re-completion of two original discovery wells. We had no drilling activity during the three and six months ended June 30, 2025 or 2024. We had no other exploratory or development drilling during three and six months ended June 30, 2025 or 2024. Our Longanesi, Trava and Gradizza wells were classified by DeGolyer as proved undeveloped reserves as such wells had not yet started production as of December 31, 2024 and require future investments to install production facilities prior to being fully completed and producible. However, as noted in the “Recent Developments” section below, we achieved first production from the Longanesi field in 2025.

In 2021, we launched a renewable natural gas development business focused on bringing to market carbon-negative renewable natural gas derived from animal and agricultural waste. We currently generate revenue from electricity sales from two renewable natural gas assets.

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

Recent Developments

Gradizza Concession – Regional Intesa Approval

On August 6, 2025, AleAnna reached an agreement with the Emilia Romagna Region (the “Intesa”) in support of its pending application for a production concession related to the Gradizza field. This represents one of two major regulatory approvals required prior to first production. The second required approval—authorization from the Federal Ministry—remains pending.

AleAnna holds a 100% working interest in the Gradizza field and will serve as operator. If and when a production concession is granted, Gradizza is expected to become the Company’s first operated producing asset. According to the Company’s reserve report as of December 31, 2024, Gradizza contains 380 MMcf of proved reserves.

First Production at Longanesi

On March 13, 2025, AleAnna achieved a key milestone with the first production from its working interest in five wells in the Longanesi field, and the field reached sustained maximum production during the second quarter of 2025. The Company began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in the second quarter of 2025.

In connection with the Longanesi start-up in May 2025, AleAnna issued a $3.1 million bank guarantee to secure its contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which was classified as restricted cash as of June 30, 2025. The collateral may be used to satisfy the contingent consideration liability as payments become due.

Gas Sale Agreement

On October 29, 2024, we entered into a gas sale agreement (“GSA”) with Shell Energy Europe Limited (“SEEL”), under which SEEL became the exclusive buyer of our share of the natural gas produced from the Longanesi field net of (i) any consumption and/or losses incurred in the transport, treatment and compression of gas before delivery; (ii) any volume to be allocated for regulated royalties auctions, if applicable; and (iii) any other volume contractually allocated to other parties before August 31, 2022.

Key Factors Affecting our Performance, Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and non-carbon-based fuel producers, regulatory hurdles posed by the Italian government, and other factors. We believe the factors described below are key to our success.

Continued Development of Conventional Natural Gas Projects

As previously discussed, we and Padana achieved first production of the five wells in the Longanesi field in March 2025 through use of a temporary processing facility. The permanent processing facility is expected to be constructed over the remainder of 2025 and 2026.

We believe our achieving first production of the Longanesi field was a key milestone that will fuel our potential growth. We also have potentially viable discoveries in our Gradizza and Trava fields that are expected to achieve first production in the future.

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

Revenue

During both the three and six months ended June 30, 2025, we generated approximately $3.3 million of revenue from sales of our share of natural gas from the Longanesi field. Results from the Longanesi field have been above expectations, with a stabilized production rate of approximately 28 million cubic feet per day (“MMcf/d”), which was achieved ahead of the anticipated 3-month ramp up timeline for this milestone.

During the three and six months ended June 30, 2025, we generated approximately $0.7 million and $1.4 million, respectively, of revenue from electricity sales at two renewable natural gas assets acquired in July 2024 (the “Casalino” and “Campopiano” plants). The plant assets are fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets are currently biomethane to electricity conversion assets. It is our intention to begin upgrading the sites to refine biomethane into renewable natural gas through upgrading units. Following the upgrade process to transition the assets to biomethane to renewable natural gas conversion, we expect to sell renewable natural gas to customer(s) by trucking or piping the renewable natural gas to the interstate pipeline system (SNAM). Until the plant assets are upgraded, we will actively source bio feedstocks for the assets in order to produce biomethane which will be processed through reciprocating generators in order to generate electricity which is then sold onto the grid through a metered interconnection. Casalino and Campopiano derive revenues from the sale of such electricity to the local state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”). Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE. Revenues are based on actual output and “on-the-spot” predetermined prices for small renewable energy producers.

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

Cost of Revenues

Cost of revenues primarily consists of biofeedstock purchased by the RNG Subsidiaries. This feedstock fuels the anaerobic digesters (“ADs”), which produce biomethane that is then converted to electricity and sold onto the grid.

Lease Operating Expenses

Lease operating expenses reflect ongoing costs related to the Longanesi field which commenced production in the second quarter of 2025. Such costs are passed down to us by the Longanesi field operator, Pradana, and include accrued royalties payable to the Italian government, pipeline fees, repairs and maintenance, and other field-related costs.

Depreciation and Depletion

Depreciation includes expense related to the Casalino and Campopiano renewable plant assets, which is recorded on a straight-line basis over the estimated useful lives of the assets. It also includes depreciation of lease and well equipment at the Longanesi field, which is calculated using the units-of-production method based on estimated proved developed reserves.

Depletion reflects the systematic allocation of the capitalized costs of our natural gas properties over the estimated proved developed reserves on a units-of-production basis. These costs include acquisition, exploration, and development expenditures associated with the Longanesi field. Depletion expense fluctuates based on production volumes and changes in our reserve estimates.

Income Tax Effects

AleAnna’s income tax consequences have been reflected in its consolidated financial statements in accordance with ASC 740, Income Taxes. Despite the start of Longanesi production, given AleAnna’s history of losses, and because future production remains uncertain, a full valuation allowance was applied against deferred tax assets as of June 30, 2025 and 2024.

We are also subject to a Valued-Added Tax (“VAT”), a broadly-based consumption tax assessed on the value added to goods and services. VAT generally applies to most goods and services bought and sold within the EU. In certain cases, including cross-border sales to business customers and sales of biogas within Italy, we are not required to collect VAT on revenues. To date, we have incurred higher VAT on purchases (input VAT) than we have collected on sales (output VAT), resulting in a net VAT refund receivable. As of June 30, 2025 and December 31, 2024, we had VAT receivables of $8.4 million, and $6.8 million, respectively. Under Italian tax law, VAT receivables may be used to offset other tax liabilities, including payroll taxes, income taxes, and other taxes payable to the Italian government.

Operations

Our net income or loss attributable to common stockholders was $0.4 million (income) and $1.6 million (loss) for the three and six months ended June 30, 2025, respectively, and $43.1 million and $157.5 million for the same periods in 2024. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $192.7 million and $191.0 million, respectively. The majority of these accumulated losses stem from costs associated with the Longanesi field drilling and development, including asset impairments from previous years, as well as seismic imaging, exploratory costs for other conventional natural gas prospects, and general and administrative expenses. The accumulated deficits also include historical deemed dividends to the redemption value of AleAnna Energy's previous Class 1 Preferred Units (exchanged for Class A and Class C common stock in connection with the Business Combination) based on the redemption features of those units and the related accounting requirements. See “Note 10 — Equity" to the audited condensed consolidated financial statements for further details. We expect to continue to incur substantial expenses related to our operations, exploration, and development activities, including pre-commercialization efforts as we continue our development of, and seek regulatory approval for, our discoveries and exploration prospects. Since inception, we have incurred net losses annually. We achieved quarterly net income for the first time during the three months ended June 30, 2025. We expect to achieve sustained profitability during the second half of 2025.

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

	For the Three Months Ended June 30,		Dollar	Percentage
	2025	2024	Change	Change

Revenues	$4,030,410	$-	$4,030,410	NM

Operating expenses:
Cost of revenues	$301,521	$-	$301,521	NM
Lease operating expense	1,094,407	-	1,094,407	NM
General and administrative	1,790,053	957,952	832,101	87%
Depreciation and depletion	229,430	-	229,430	NM
Accretion of asset retirement obligation	31,696	33,309	(1,613)	-5%
Total operating expenses	3,447,107	991,261	2,455,846	248%

Operating income (loss)	583,303	(991,261)	1,574,564	159%

Other income:
Interest and other income	154,031	640,123	(486,092)	-76%
Total other income	154,031	640,123	(486,092)	-76%

Income (loss) before income taxes	737,334	(351,138)	1,088,472	310%
Income tax expense	(92,671)	-	(92,671)	NM
Net income (loss)	644,663	(351,138)	995,801	284%
Deemed dividend to Class 1 Preferred Units redemption value	-	(42,750,001)	42,750,001	-100%
Net loss (income) attributable to noncontrolling interests	(295,720)	-	(295,720)	NM
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$348,943	$(43,101,139)	$43,450,082	101%

Other comprehensive income (loss)
Currency translation adjustment	2,941,883	(966,696)	3,908,579	404%
Comprehensive income (loss)	3,586,547	(1,317,834)	3,864,184	293%
Comprehensive income attributable to noncontrolling interests	(295,720)	-	(295,720)	NM
Total comprehensive income (loss) attributable to Class A Common stockholders	$3,290,827	$(1,317,834)	$4,608,661	350%

	For the Six Months Ended June 30,		Dollar	Percentage
	2025	2024	Change	Change

Revenues	$4,675,010	$-	$4,675,010	NM

Operating expenses:
Cost of revenues	$1,139,916	$-	$1,139,916	NM
Lease operating expense	1,094,407	-	1,094,407	NM
General and administrative	5,114,898	2,976,476	2,138,422	72%
Depreciation and depletion	302,536	-	302,536	NM
Accretion of asset retirement obligation	65,201	66,620	(1,419)	-2%
Total operating expenses	7,716,958	3,043,096	4,673,862	154%

Operating income (loss)	(3,041,948)	(3,043,096)	1,148	0%

Other income:
Interest and other income	391,636	929,460	(537,824)	-58%
Change in fair value of derivative liability	-	173,177	(173,177)	-100%
Total other income	391,636	1,102,637	(711,001)	-64%

Loss before income taxes	(2,650,312)	(1,940,459)	(709,853)	-37%
Income tax expense	(44,395)	-	(44,395)	NM
Net income (loss)	(2,694,707)	(1,940,459)	(754,248)	-39%
Deemed dividend to Class 1 Preferred Units redemption value	-	(155,423,177)	155,423,177	100%
Net loss (income) attributable to noncontrolling interests	1,037,511	-	1,037,511	NM
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$(1,657,196)	$(157,363,636)	$155,706,440	99%

Other comprehensive income (loss)		$-
Currency translation adjustment	4,081,186	(852,824)	4,934,010	579%
Comprehensive income (loss)	1,386,480	(2,793,283)	4,889,615	175%
Comprehensive income attributable to noncontrolling interests	1,037,511	-	1,037,511	NM
Total comprehensive income (loss) attributable to Class A Common stockholders	$2,423,991	$(2,793,283)	$5,217,274	187%

Revenues and Cost of Revenues

During the three and six months ended, our revenue was earned through sales of our share of natural gas production from the Longanesi field and from electricity generation and sales at the Casalino and Campopiano renewable natural gas plants. Cost of revenues from sales of electricity consists of feedstock costs, direct labor and overhead necessary to produce RNG and generate electricity. All cost of revenues was related to the RNG assets that were purchased in 2024.

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

General and administrative expenses increased by $0.8 million, or 87%, and $2.1 million or 72% for the three and six months ended June 30, 2025, compared to same periods in 2024. The increases were primarily due to increases in legal, audit and consulting fees to support public company operations.

Lease Operating Expenses and Depreciation and Depletion

Refer to the descriptions of lease operating expenses and depreciation and depletion provided in the “Expenses” section above. As of June 30, 2024, the Casalino and Campopiano plants had not yet been acquired, and the Longanesi field had not commenced production. Accordingly, period-over-period comparisons for these expense categories are not meaningful.

Contingent Consideration Liability

As of June 30, 2025 and December 31, 2024, the contingent consideration liability was recorded at $28.1 million and $25.0 million, respectively. The estimate of the contingent consideration liability was determined based on inputs including the following as of June 30, 2025 and December 31, 2024: the intercontinental exchange futures prices for European natural gas, Euro to USD exchange rates of 1.17 and 1.04, respectively, and management’s future expected annual Longanesi production. We are required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue above certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as modeled by DeGolyer, as well as forward European natural gas prices. While the timing and quantities of expected Longanesi production were unchanged from December 31, 2024 to June 30, 2025, and we had fully accrued the total capped Euro amount of the liability, average annual European natural gas forward prices declined slightly.

Since the total capped Euro-denominated liability was recorded as of June 30, 2025 and December 31, 2024, and June 30, 2024 and December 31, 2023, any changes in the USD-equivalent amount were entirely due to foreign exchange rate fluctuations. As such, these changes were included in currency translation adjustment for the three and six months ended June 30, 2025 and 2024.

Interest and Other Income (Expenses)

Interest and other income (expenses) primarily includes interest earned on cash and cash equivalents. Interest and other income decreased by $0.5 million and $0.5 million during the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily due to higher interest (higher rates) earned on larger average cash balances during the 2024 periods compared to the 2025 periods presented.

Change in Fair Value of Derivative Liability

The change in the fair value of derivative liability related to the Class 1 Preferred Units was nil during the three and six months ended June 30, 2025, compared to nil during the three months ended June 30, 2024 and $0.2 million during the six months ended June 30, 2024. The fair value gain recorded during the six months ended June 30, 2024 (representing a decrease in the liability) was primarily due to a higher liquidation threshold which was driven by capital contributions made during the first quarter of 2024 through the Class 1 Preferred Units. The derivative liability was reduced from $0.2 million as of December 31, 2023 to zero during the first quarter of 2024 and was ultimately derecognized in conjunction with the Business Combination.

Currency Translation Adjustment

For the purpose of presenting consolidated financial statements, the assets and liabilities of our Euro operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized as a currency translation adjustment in other comprehensive loss on the consolidated statements of operations and comprehensive loss.

The currency translation adjustment increased by $3.9 million and $4.9 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. This increase was primarily driven by fluctuation of the exchange rates between the Euro and the U.S. Dollar as well as the level of our activities. This increase was primarily driven by fluctuations in the Euro to U.S. Dollar exchange rates and the level of our Euro-denominated activities. The spot rate strengthened from December 31, 2024 to June 30, 2025, and the average exchange rates were higher during the 2025 periods, resulting in larger positive currency translation adjustments relative to the 2024 periods.

Segment Results

During the second quarter of 2025, in connection with the commencement of production at the Longanesi field, our evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment. As a result, as of June 30, 2025, we determined that we have two operating segments, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision maker (“CODM”)—the Company’s Executive Director and Chief Executive Officer, collectively—reviews financial information to assess performance and allocate resources.

●	The Conventional segment consists of the natural gas exploration and production activities conducted by AleAnna Italia. The primary product of this segment is conventional natural gas produced from onshore exploration and development in Italy.

●	The Renewable segment consists of the RNG and electricity production activities conducted by AleAnna Renewable and the RNG Subsidiaries. The segment’s primary output is electricity generated from RNG derived from animal and agricultural waste.

Reconciling items include items not directly attributable to either reportable segment. These include corporate financing and investing activities, as well as administrative functions that support the Company’s overall operations. These items are presented in the segment reconciliation but do not constitute a reportable segment.

The CODM evaluates segment performance primarily using segment operating income (loss), which is consistent with the presentation in the Company’s consolidated statements of operations. The CODM monitors revenues and operating expenses by segment for purposes of strategic decision-making and resource allocation, including the evaluation of the timing and amount of future investment in, or development of, the conventional and renewable reportable segments. The expense categories reviewed by the CODM are consistent with those presented in the consolidated statements of operations and in the segment operating results presented below.

All of the Company’s revenue is generated with external customers, and located in Italy. All of the Company’s assets, other than corporate assets primarily comprised of cash located in the U.S., are located in Italy.

The three and six months ended June 30, 2025 reflect the revenue and expense categories noted above in the consolidated Results of Operations. For the three and six months ended June 30, 2024, the Company had no revenues, immaterial RNG assets, and minimal operating expenses outside of corporate general and administrative expenses. The vast majority of natural gas development activities were capitalized prior to the second quarter of 2025.

 Selected financial information by segment is presented in the tables below:

	Three Months Ended June 30, 2025
	Conventional	Renewable	Corporate and Other	Consolidated
Revenues	$3,315,788	$714,622	$-	$4,030,410

Operating expenses:
Cost of revenues	$-	$301,521	$-	$301,521
Lease operating expense	1,094,407	-	-	1,094,407
General and administrative	1,183,088	17,562	589,403	1,790,053
Depreciation and depletion	135,455	93,976	-	229,430
Accretion of asset retirement obligation	31,696	-	-	31,696
Total operating expenses	$2,444,645	$413,059	$589,403	$3,447,107

Operating income (loss)	871,143	301,563	(589,403)	583,303

Total Assets	$54,459,660	$15,117,518	$20,274,325	$89,851,503

	Three Months Ended June 30, 2024
	Conventional	Renewable	Corporate and Other	Consolidated
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	$535,731	$157,532	$264,689	$957,952
Accretion of asset retirement obligation	33,309	-	-	33,309
Total operating expenses	$704,494	$157,532	$264,689	$991,261

Operating income (loss)	(704,494)	(157,532)	(264,689)	(1,126,716)

Total Assets	$39,007,903	$2,241,994	$41,836,694	$83,086,591

	Six Months Ended June 30, 2025
	Conventional	Renewable	Corporate and Other	Consolidated
Revenues	$3,315,788	$1,359,222	$-	$4,675,010

Operating expenses:
Cost of revenues	$-	$1,139,916	$-	$1,139,916
Lease operating expense	1,094,407	-	-	1,094,407
General and administrative	1,869,869	1,032,066	2,212,963	5,114,898
Depreciation and depletion	135,455	167,081	-	302,536
Accretion of asset retirement obligation	65,201	-	-	65,201
Total operating expenses	$3,164,932	$2,339,063	$2,212,963	$7,716,958

Operating income (loss)	150,856	(979,841)	(2,212,963)	(3,041,948)

Total Assets	$54,459,660	$15,117,518	$20,274,325	$89,851,503

	Six Months Ended June 30, 2024
	Conventional	Renewable	Corporate and Other	Consolidated
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	$1,098,955	$391,403	$1,486,118	$2,976,476
Accretion of asset retirement obligation	66,620	-	-	66,620
Total operating expenses	$1,165,575	$391,403	$1,486,118	$3,043,096

Operating income (loss)	(1,165,575)	(391,403)	(1,486,118)	(3,043,096)

Total Assets	$39,007,903	$2,241,994	$41,836,694	$83,086,591

Liquidity, Capital Resources and Operations

We have begun generating revenue from our operations, although total revenues to date have been limited. We had an accumulated deficit of $192.7 million as of June 30, 2025. We had $22.8 million in unrestricted cash and cash equivalents on June 30, 2025. The Company’s continuing operations, as intended, are dependent upon its ability to generate cash flows or obtain additional financing. Between January 2024 and May 2024, prior to the Business Combination, we received an aggregate of $62.1 million in capital contributions from AleAnna Energy members resulting in the issuance of 62,100 Class 1 Preferred Units, to fund operating costs, capital expenditures, Business Combination related transaction expenses, and to provide working capital to meet our liabilities and commitments as they become due. We also received approximately $1.1 million from exercises of Public Warrants between January 2025 and May 2025. In addition, we are exploring Resource Backed Loan (“RBL”) financing, renewable natural gas project loan products and other financing arrangements with several financial institutions; however, there is no guarantee that such financing will be available to us. As a normal part of our business, depending on market conditions, we may from time to time consider opportunities to issue equity or debt securities to raise additional capital. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all.

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

Cash Flows

The following table includes our cash flow data for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	(2,559,585)	(4,700,275)
Net cash used in investing activities	(3,377,728)	(8,962,942)
Net cash provided by financing activities	1,143,652	62,100,000

Cash used in operating activities

Cash used in operating activities decreased by $2.1 million for the six months ended June 30, 2025, compared to the same period in 2024. This decrease primarily reflects cash revenues from the Longanesi field from May and June 2025, collections on electricity sales receivable from RNG plants, and the timing of payments of accounts payable during the six months ended June 30, 2025 compared to the same period in 2024.

Cash used in investing activities

Cash used in investing activities decreased by $5.6 million for the six months ended June 30, 2025, compared to the same period in 2024. In both periods, investing cash flows primarily reflected continued development of the Longanesi wells. The decrease during the six months ended June 30, 2025 was driven by a lower level of completion and tie-in activity relative to the same period in 2024. During the second quarter of 2025, the five Longanesi wells were brought online, resulting in only a partial quarter of capitalized costs. Capital expenditures during the 2025 period primarily reflected final tie-in work and capital calls from our operating partner, Padana, for the permanent Longanesi processing facility. In contrast, the 2024 period included a full six months of development and tie-in costs for the Longanesi field, in addition to the acquisition of the Campagnatico RNG asset.

Cash provided by financing activities

Cash provided by financing activities during the six months ended June 30, 2025 reflects proceeds from cash exercises of Public Warrants.

Cash provided by financing activities during the six months ended June 30, 2024 reflects pre-Business Combination issuances of AleAnna Energy Class 1 Preferred Units used to fund our operations. Such Class 1 Preferred Units were exchanged for Class A and Class C commons stock as part of the Business Combination.

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

Contingent Consideration Liability

In connection with our purchase of our 33.5% working interest in the Longanesi field, consideration paid included €7 million cash and up to €24 million of deferred consideration payable upon production of the Longanesi field. The deferred consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of production (the “Earn-Out Period”). There will be no deferred consideration due if Longanesi is not developed and no deferred consideration due if average annual gas prices are less than €3.65/Mcf over the Earn-Out Period. Upon first production, we were also required to issue a bank guarantee of €3 million secured by cash collateral of €1 million related to the contingent consideration liability which was classified as restricted cash as of June 30, 2025. The cash collateral may be used to satisfy the contingent consideration liability as payments become due.

We recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (“contingent consideration liability”). As of June 30, 2025 and December 31, 2024, the total contingent consideration liability was recorded at $28.1 million and $25.0 million, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, and due to the material weaknesses identified and previously disclosed in our Form 10-K for the year ended December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. AleAnna is in the process of adding resources with the appropriate level of experience and technical expertise to oversee AleAnna’s business processes and controls. While certain controls exist, AleAnna has not yet formally designed and implemented the full set of business processes and related internal controls required to meet the standards applicable to a public company.

As a result, AleAnna identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, the Company began developing and initiating certain remediation activities related to the material weaknesses previously disclosed in its Form 10-K for the year ended December 31, 2024. However, management determined that these activities did not result in a change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as of June 30, 2025.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material pending legal proceedings, see the discussion set forth under the heading “Contingencies and Legal Proceedings” in Note 9 to our Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2024 Form 10-K, other than the updates to specific risk factors noted below. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2024 Form 10-K.

We have previously identified material weaknesses in the internal control over financial reporting of AleAnna Energy, LLC. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report the Company’s financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. AleAnna is in the process of adding resources with the appropriate level of experience and technical expertise to oversee its business processes and controls. While certain controls exist, AleAnna Energy, LLC has not yet formally designed and implemented the full set of business processes and related internal controls required to meet the standards applicable to a public company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Management of AleAnna, Inc., as the registrant, is responsible for evaluating and remediating the internal control environment of AleAnna Energy, LLC. In connection with the preparation of AleAnna, Inc.’s consolidated financial statements as of and for the year ended December 31, 2024, management of AleAnna identified material weaknesses in internal control over financial reporting at AleAnna Energy, LLC. Specifically, management determined that AleAnna Energy LLC did not maintain an effective control environment in accordance with the COSO framework, as it did not maintain a sufficient complement of accounting and reporting resources commensurate with its financial reporting requirements. Details of the material weaknesses were as follows:

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

Although AleAnna Energy LLC was excluded from management’s assessment of internal control over financial reporting as of December 31, 2024, in reliance on the one-year exemption provided under the SEC’s rules for newly acquired businesses, we disclosed these material weaknesses due to their potential impact on our consolidated financial reporting.

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plan includes the below:

●	Designing and implementing a risk assessment process supporting the identification of risks facing AleAnna Energy, LLC.

●	Implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.

●	Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes-Oxley Act.

●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

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

While AleAnna, Inc has implemented certain internal controls at the holding company level, these controls do not yet cover the consolidated operations of AleAnna Energy, LLC, which continues to operate with control deficiencies.

We are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our second annual report following the completion of the Business Combination. The process of further designing, documenting, and implementing internal control over financial reporting required to comply with this requirement is ongoing, and is time-consuming, costly and complicated. During the course of our evaluation and testing, we may identify additional material weaknesses. If our remediation efforts are not successful, our management may be unable to assert that our internal control over financial reporting is effective in future filings. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

Although we are actively working to improve our internal control environment, we cannot be certain as to the timing of completion of our ongoing evaluation, testing and remediation actions or the impact of such actions on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Repurchase of Securities

Not applicable.

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

August 14, 2025	AleAnna, Inc.

	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer