Form 10-Q
period 2025-09-30
AleAnna, Inc.
filed 2025-11-12
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

300 Crescent Court, Suite 1860, Dallas, Texas

(Address of principal executive offices)

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

As of November 11, 2025, 40,659,881 shares of Class A common stock, par value $0.0001 per share, and 25,994,400 shares of Class C common stock, par value $0.0001 per share, of the registrant were outstanding.

i

ALEANNA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$31,198,846	$28,330,159
Restricted cash	1,172,540	-
Accounts receivable	2,244,447	1,225,297
Prepaid expenses and other assets	1,901,025	1,666,155
Total Current Assets	36,516,858	31,221,611

Non-current assets:
Natural gas and other properties, successful efforts method, net of accumulated depreciation and depletion of $549,572 and $0 respectively	42,352,060	33,979,014
Renewable natural gas properties, net of accumulated depreciation of $416,395 and $132,094, respectively	10,828,124	9,296,039
Value-added tax refund receivable	8,530,282	6,845,030
Operating lease right-of-use assets	1,832,346	1,744,897
Total Non-current Assets	63,542,812	51,864,980
Total Assets	$100,059,670	$83,086,591

LIABILITIES AND STOCKOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,281,859	$2,204,208
Income tax payable		-
Lease liability, short-term	195,973	163,865
Contingent consideration liability, short-term	10,771,277	-
Total Current Liabilities	18,249,109	2,368,073

Non-current Liabilities:
Asset retirement obligation	4,475,851	4,375,919
Lease liability, long-term	1,634,579	1,579,443
Contingent consideration liability, long-term	17,366,165	24,994,315
Total Non-current Liabilities	23,476,595	30,949,677
Total Liabilities	41,725,704	33,317,750

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Class A Common Stock, par value $0.0001 per share, 150,000,000 shares authorized, 40,659,881 and 40,560,433 shares issued and outstanding as of September 30, 2025 and December 31, 2024	4,066	4,056
Class C Common Stock, par value $0.0001 per share, 70,000,000 shares authorized, 25,994,400 shares issued and outstanding as of September 30, 2025 and December 31, 2024	2,599	2,599
Additional paid-in capital	227,866,066	226,722,424
Accumulated other comprehensive loss	(3,324,618)	(5,803,378)
Accumulated deficit	(189,391,251)	(191,047,953)
Noncontrolling interest	23,177,104	19,891,093
Total Stockholders’ Equity	58,333,966	49,768,841
Total Liabilities and Stockholders’ Equity	$100,059,670	$83,086,591

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$11,224,868	$648,328	$15,899,878	$648,328

Operating expenses:
Cost of revenues	$2,155,189	$538,607	$3,295,105	$538,607
Lease operating expense	654,092	-	1,748,500	-
General and administrative	2,071,051	1,497,357	7,185,948	4,473,833
Depreciation and depletion	582,604	51,311	885,140	51,311
Accretion of asset retirement obligation	33,318	33,310	98,519	99,930
Total operating expenses	5,496,254	2,120,585	13,213,212	5,163,681

Operating income (loss)	5,728,614	(1,472,257)	2,686,666	(4,515,353)

Other income:
Interest and other income	146,655	396,200	538,291	1,325,660
Change in fair value of derivative liability	-	-	-	173,177
Total other income	146,655	396,200	538,291	1,498,837

Income (loss) before income taxes	5,875,269	(1,076,057)	3,224,957	(3,016,516)
Income tax expense	(556,592)	-	(600,987)	-
Net income (loss)	5,318,677	(1,076,057)	2,623,970	(3,016,516)
Deemed dividend to Class 1 Preferred Units redemption value		-	-	(155,423,177)
Net loss (income) attributable to noncontrolling interests	(2,004,779)	-	(967,268)	-
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$3,313,898	$(1,076,057)	$1,656,702	$(158,439,693)

Other comprehensive income (loss)
Currency translation adjustment	716,316	2,163,984	4,797,503	1,311,160
Comprehensive income (loss)	6,034,993	1,087,927	7,421,473	(1,705,356)
Comprehensive loss (income) attributable to noncontrolling interests	(2,729,530)	-	(3,286,011)	-
Total comprehensive income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$3,305,463	$1,087,927	$4,135,462	$(1,705,356)

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,615,773		40,631,315
Net income per share of Class A Common Stock, basic and diluted	$0.08		$0.04

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Stockholders’ Equity
	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, June 30, 2025	40,659,881	4,066	25,994,400	2,599	227,866,066	(192,705,149)	(3,316,185)	20,447,574	52,298,971
Exercises of warrants		-			-				-
Foreign currency translation							(8,433)	724,751	716,318
Net income (loss)						3,313,898		2,004,779	5,318,677
Balance, September 30, 2025	40,659,881	4,066	25,994,400	2,599	227,866,066	(189,391,251)	(3,324,618)	23,177,104	58,333,966

	Stockholders’ Equity
	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2024	40,560,433	4,056	25,994,400	2,599	226,722,424	(191,047,953)	(5,803,378)	19,891,093	49,768,841
Exercises of warrants	99,448	10	-	-	1,143,642	-	-	-	1,143,652
Foreign currency translation	-	-	-	-	-	-	2,478,760	2,318,743	4,797,503
Net income (loss)	-	-	-	-	-	1,656,702	-	967,268	2,623,970
Balance, September 30, 2025	40,659,881	4,066	25,994,400	2,599	227,866,066	(189,391,251)	(3,324,618)	23,177,104	58,333,966

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Temporary Equity		Members’ Equity
	Class 1		Common		Additional		Accumulated other	Total
	Preferred Units	Amount	Member Units	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Members’ Equity
Balance, June 30, 2024	105,711	$369,987,776	266,503	$-	$-	$(303,753,003)	$(5,712,757)	$(309,465,760)
Shares issued			-	-	-	-	-	-
Deemed dividend to redemption value	-		-	-	-		-
Capital contributions due from members	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	2,163,984	2,163,984
Net income (loss)	-	-	-	-	-	(1,076,057)	-	(1,076,057)
Balance September 30, 2024	105,711	$369,987,776	266,503	$-	$-	$(304,829,060)	$(3,548,773)	$(308,377,833)

	Temporary Equity		Members’ Equity
	Class 1		Common		Additional		Accumulated other	Total
	Preferred Units	Amount	Member Units	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Members’ Equity
Balance, December 31, 2023	43,611	$152,464,599	266,503	$-	$-	$(146,389,367)	$(4,859,933)	$(151,249,300)
Shares issued	62,100	62,100,000	-	-	-	-	-	-
Deemed dividend to redemption value	-	155,423,177	-	-	-	(155,423,177)	-	(155,423,177)
Capital contributions due from members	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	1,311,160	1,311,160
Net income (loss)	-	-	-	-	-	(3,016,516)	-	(3,016,516)
Balance September 30, 2024	105,711	$369,987,776	266,503	$-	$-	$(304,829,060)	$(3,548,773)	$(308,377,833)

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net income (loss)	$2,623,970	$(3,016,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	885,140	51,311
Accretion of asset retirement obligation	98,519	99,930
Change in fair value of derivative liability	-	(173,177)
Changes in working capital items:
Accounts receivable	(825,050)	-
Operating lease expense		39,615
Prepaid expenses and other assets	(24,173)	(2,714,546)
Value-added tax refund receivable	(786,328)	(1,433,286)
Accounts payable and accrued expenses	4,578,415	718,793
Related party payables	-	(525,276)
Change in operating lease liability	(139,176)	33,014
Net cash provided by (used in) operating activities	6,411,317	(6,920,138)

Cash flows from investing activities
Additions to renewable natural gas properties	(346,280)	(9,168,328)
Additions to conventional natural gas properties	(3,910,409)	(9,381,638)
Net cash used in investing activities	(4,256,689)	(18,549,966)

Cash flows from financing activities
Proceeds from exercises of warrants	1,143,652	-
AleAnna Energy Class 1 Preferred Units issued for cash	-	62,100,000
Net cash provided by financing activities	1,143,652	62,100,000

Effect of foreign currency translation on cash	742,947	(18,986)
Change in cash, cash equivalents and restricted cash during the period	4,041,227	36,610,910
Cash, cash equivalents and restricted cash, beginning of period	28,330,159	6,759,265
Cash, cash equivalents and restricted cash, end of period	$32,371,386	$43,370,175

Noncash investing and financing activities:
Deemed dividend to Class 1 Preferred Units redemption value	$-	$155,423,177

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

As of September 30, 2025, no shares of Class C Common Stock had been exchanged for shares of Class A Common Stock.

NOTE 3 – BASIS OF PRESENTATION

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period. The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2025, the date that the financial statements were issued.

Immaterial Restatement of Prior Period Financial Statements — In the fourth quarter of 2024, we identified an error in the classification of the contingent consideration liability and an error in the computation of foreign currency translation adjustments as of and for the nine months ended September 30, 2024. Refer to Note 16 for quantification of the prior period restatement impacts. Additionally, comparative prior period amounts in the applicable notes to the condensed consolidated financial statements have been restated.

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

In July 2024, in conjunction with the Casalino acquisition, AleAnna entered into a lease of the land that holds the biomethane processing and conversion asset utilized to produce electricity. The lease term is from July 1, 2024 through December 31, 2032, with an option to extend the lease until December 31, 2041. The annual rent is €278,200 and must be paid in advance in four installments by the end of each calendar quarter. The total rent for the lease term until December 31, 2032 is €2,364,700. As of September 30, 2025, the Company’s operating lease right of use assets totaled $1.8 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.6 million. The Company recognized $0.2 million of operating lease expense during the year ended September 30, 2025, which was included in cost of revenues as the land being leased is directly related to the production and sale of electricity at Casalino. As of December 31, 2024, the Company’s operating lease right of use assets totaled $1.8 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.6 million.

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

The Company recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (the “contingent consideration liability”).

In connection with Longanesi start-up in May 2025, AleAnna issued a $3.1 million bank guarantee to secure its contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which was classified as restricted cash as of September 30, 2025. The collateral may be used to satisfy the contingent consideration liability as payments become due. Payments become due 14 months after the first day of the month following the date of first production, which for contractual purposes began on May 8, 2025.

As of September 30, 2025, the contingent consideration liability was recorded at $28.1 million, with $10.8 million being classified as short-term, as the first payment is due August 2026, and $17.4 million being classified as long-term. As of December 31, 2024, the contingent consideration liability was recorded at $25.0 million, with the entire balance classified as long-term since all payments are due more than one year after the respective balance sheet date. The estimate of the contingent consideration liability was determined based on inputs including the following as of September 30, 2025 and December 31, 2024: futures prices for European natural gas, Euro to USD exchange rates of 1.17 and 1.04, respectively, and management’s future expected annual Longanesi production. AleAnna is required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue based on certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as modeled by DeGolyer and MacNaughton, as well as forward European natural gas prices.

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

 NOTE 7 – DERIVATIVE LIABILITY

As of December 31, 2023, the Company recorded a $0.2 million derivative liability related to an embedded 3.5x redemption feature within the Class 1 Preferred Units issued prior to the Business Combination. This feature was bifurcated and recorded at fair value pursuant to ASC 815. During the nine months ended September 30, 2024, the liability was reduced to zero, with the resulting gain recognized in the condensed consolidated statement of operations and comprehensive loss. The derivative liability was derecognized in conjunction with the closing of the Business Combination as the related Class 1 Preferred Units were exchanged for AleAnna common stock.

NOTE 8 – NATURAL GAS PROPERTIES

Conventional Natural Gas Properties

A summary of conventional natural gas properties is as follows:

	September 30, 2025	December 31, 2024
Natural gas properties	$67,638,692	$56,977,091
Less: Accumulated impairment	(24,320,665)	(22,998,077)
Less: Accumulated depreciation and depletion	(965,967)	-
Natural gas and other properties, net	$42,352,060	$33,979,014

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

ALEANNA, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

There were no exploratory wells drilled and there were no capitalized exploratory well costs incurred during the three and nine months ended September 30, 2025 or September 30, 2024. Asset additions during the three and nine months ended September 30, 2025 primarily related to the construction of the Longanesi processing facility. Asset additions during the three and nine months ended September 30, 2024 primarily related to the drilling and testing of three incremental Longanesi development wells. The company recorded no impairment of natural gas properties during the three months or nine months ended September 30, 2025, or during the year ended December 31, 2024. The change in accumulated impairment relates to the effects of foreign currency translation adjustments.

First Production at Longanesi

On March 13, 2025, AleAnna achieved a key milestone with the first production from its five wells in the Longanesi field and began recognizing revenue and related expenses, including depreciation and depletion, related to this production during the second quarter of 2025. AleAnna generated approximately $10.6 million and $13.9 million of revenue from sales of natural gas from the Longanesi field during the three and nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2025, all RNG revenue was derived from a single source (sales of electricity) and a single customer (the local state-owned electrical utility). As of September 30, 2025, the Company had $0.4 million of revenue receivable related to electricity sales. As of December 31, 2024, the Company had $1.2 million of revenue receivable related to electricity sales.

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

The Blugas Settlement Agreement was accounted for as an acquisition of the Blugas ORRI claim with a corresponding increase to the estimated future cash flows from our reserves. As such, the cost of the acquisition is included in natural gas and other properties, with the VAT portion included in value-added tax refund receivable in the consolidated balance sheet as of September 30, 2025 and December 31, 2024. The Company’s year-end December 31, 2023 reserve quantities included the 20% of 350 million standard cubic meters (approximately 2,472 106ft3) allocable to the Blugas ORRI in the Company’s proved gas reserves. However, the required payments to Blugas associated with the sale of such quantities were reflected as cash outflows (costs) in the Company’s year-end December 31, 2023 reserve report as if such amounts were paid to Blugas. Following settlement, the Company’s year-end December 31, 2024 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 106ft3); however, the previously required payments to Blugas associated with the sale of such quantities are no longer reflected as cash outflows (costs) given the acquisition of the Blugas ORRI. As the cash outflows (costs) were no longer reflected as if paid to Blugas, such amounts were reflected in the Company’s December 31, 2024 reserve report as allocable to the Company’s unencumbered 33.5% working interest.

ALEANNA, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

NOTE 10 – EQUITY

AleAnna Common Stock and Noncontrolling Interests – As of September 30, 2025, the Company had 40,659,881 shares of Class A Common Stock outstanding and 25,994,400 shares of Class C Common Stock outstanding. See Note 2, Reverse Recapitalization Transaction, for more details of the Company’s Class A Common Stock and Class C Common Stock.

Following the Business Combination, AleAnna, Inc. became the sole managing member of HoldCo and received 40,560,433 Class A HoldCo Units, representing a controlling economic interest in HoldCo. AleAnna, Inc. consolidates HoldCo and its subsidiaries in its consolidated financial statements. The remaining 25,994,400 Class C HoldCo Units are held by Nautilus Resources LLC and are presented as noncontrolling interest (“NCI”) in the Company’s consolidated financial statements. Holders of Class C HoldCo Units have a direct economic interest in HoldCo but no direct economic interest in AleAnna, Inc. The Class C Common Stock is paired with the Class C HoldCo Units and provides voting rights in AleAnna, Inc. on a one-to-one basis with Class A Common Stock but carries no economic rights. Each Class C HoldCo Unit may be exchanged, together with a share of Class C Common Stock, for one share of Class A Common Stock.

As of September 30, 2025, AleAnna, Inc. held approximately 60.94% of the economic interest in HoldCo through its Class A HoldCo Units, and Nautilus held approximately 39.06% through its Class C HoldCo Units. These interests are reflected as controlling and noncontrolling interests, respectively, in the Company’s consolidated financial statements. The NCI may decrease as holders of Class C HoldCo Units (which represent an economic interest in HoldCo) and their corresponding shares of Class C Common Stock (which provide voting rights in AleAnna, Inc.) exchange both securities together for shares of Class A Common Stock. Each share of Class C Common Stock must be surrendered along with a corresponding Class C HoldCo Unit in order to receive one share of Class A Common Stock. As of September 30, 2025, no such exchanges has occurred.

 As of September 30, 2025, the noncontrolling interest presented in the Company’s consolidated financial statements primarily relates to the 39.06% economic interest in HoldCo held by Nautilus Resources LLC through Class C HoldCo Units. A small portion of the noncontrolling interest also relates to a third-party minority interest in the Campopiano RNG project-level subsidiary discussed in Note 1.

Warrants – There were 11,150,543 and 11,250,000 Public Warrants outstanding as of September 30, 2025 and December 31, 2024. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our Business Combination.

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
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

Through September 30, 2025, holders had exercised an aggregate 99,448 Public Warrants, resulting in the issuance of 99,448 shares of Class A Common Stock at an exercise price of $11.50 per share. These exercises generated approximately $1.1 million in cash proceeds.

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

The Company tracks each of the milestones for the executive compensation package based on the current and future business plans. Based on the metrics and performance indicators outlined in the executive compensation package, management has concluded that the likelihood of achieving each of these metrics is not probable as of September 30, 2025.

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

The Company filed a registration statement on Form S-8 to register the underlying shares on October 1, 2025. On October 29, 2025 the Compensation Committee granted awards under the 2025 Long-Term Incentive Plan. Restricted stock units (“RSUs”) generally vest one-third each year over a three-year period following the grant date based on a continuous service requirement. Certain RSUs vest the earliest of the one year anniversary of the grant date or the next annual meeting of the stockholders, provided that such annual meeting occurs at least 52 weeks following the prior annual meeting of the stockholders, and further provided that the participant is employed by or providing services to the Company or subsidiary on such date. Performance stock units (“PSUs”) vest in their entirety on the date the Compensation Committee determines the applicable performance milestone has been satisfied.

ALEANNA, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

NOTE 12 – INCOME TAXES

As of September 30, 2025 and December 31, 2024, AleAnna, Inc. held 60.94% of the economic interest in HoldCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, HoldCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. AleAnna, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of HoldCo.

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

AleAnna’s Italian subsidiary (AleAnna Italia, S.p.A.) is a joint stock company or S.p.A. and is considered a corporation under the Italian tax code. Therefore, the statutorily determined cumulative taxable loss of AleAnna Italia was tax affected and recognized as a deferred tax asset as of September 30, 2025 and December 31, 2024. The Company has also recorded deferred tax assets for temporary differences between the book and tax basis in the underlying assets and liabilities. Given AleAnna’s history of losses, and because future production remained uncertain as of September 30, 2025 and December 31, 2024, a full valuation allowance was applied against the deferred tax assets.

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The company recognized $0.6 million in income tax expense during both the three and nine months ended September 30, 2025, respectively, primarily related to temporary differences of its Italian subsidiaries. The Company’s effective tax rates were 9.5% and 18.6% for the three and nine months ended September 30, 2025, respectively, and 0.0% for the same periods in 2024. The effective tax rates during the three and nine months ended September 30, 2025 and 2024 were lower than the applicable statutory rates primarily due to the application of a full valuation allowance against the Company’s deferred tax assets as of both September 30, 2025 and September 30, 2024 and taxable losses as of September 30, 2024. The applicable U.S. and Italian corporate tax rates were 21% and 24%, respectively, during the three and nine months ended September 30, 2025 and 2024.

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

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

After consideration of all available positive and negative evidence, the Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2025 and December 31, 2024. While the Longanesi field commenced production during the second quarter of 2025 and the Company recognized its second quarter of income before taxes, the Company has a history of losses and limited demonstrated profitability. In accordance with ASC 740, the Company considers cumulative losses in recent years to be significant negative evidence that is difficult to overcome with subjective forecasts of future taxable income. As such, the Company determined that it is not yet appropriate to release any portion of the valuation allowance. The Company will continue to evaluate all available evidence in future periods. As noted above, the valuation allowances completely offset the deferred tax assets, which resulted in a net zero impact to the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of September 30, 2025 and December 31, 2024, the Company had not recorded any uncertain tax positions or accrued interest and penalties on the consolidated balance sheets.

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

Certain executive officers of AleAnna are currently employed by and participate in employee benefit plans sponsored by an affiliate of Nautilus and provide administrative and support services to AleAnna under a master services agreement. As of September 30, 2025, AleAnna had outstanding payables of $0.1 million to the affiliate of Nautilus pursuant to such agreements. Services provided include insurance, risk management, legal, information technology, purchasing, executive management, accounting, finance, human resources, and other administrative services.

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

For the three and nine months ended September 30, 2025, basic net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the respective periods. Diluted net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

For the three and nine months ended September 30, 2025, the Company excluded potentially dilutive securities from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. As a result, the weighted average number of shares of Class A Common Stock outstanding used to calculate basic and diluted net income (loss) per share was the same for each period.

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

The following table sets forth the computation of net income (loss) used to compute basic net income (loss) per share of Class A Common Stock for the three and nine months ended September 30, 2025:

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
Net income (loss)	$5,318,677	$2,623,970
Income (loss) attributable to noncontrolling interests	(2,004,779)	(967,268)
Net Income (loss) attributable to holders of Class A Common Stock	3,313,898	1,656,702

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,615,773	40,631,315
Net income (loss) per share of Class A Common Stock, basic and diluted	0.08	0.04

NOTE 15 – SEGMENT REPORTING

During the second quarter of 2025, in connection with the commencement of production at the Longanesi field, the Company’s evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment. As a result, the Company determined it has two operating segments, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision maker (“CODM”)—the Company’s Executive Director and Chief Executive Officer, collectively—reviews financial information to assess performance and allocate resources.

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

Reconciling items include includes items not directly attributable to either reportable segment. These include corporate financing and investing activities, as well as administrative functions that support the Company’s overall operations. These items are presented in the segment reconciliation but do not constitute a reportable segment.

The CODM evaluates segment performance primarily using segment operating income (loss), which is consistent with the presentation in the Company’s consolidated statements of operations. The CODM monitors revenues and operating expenses by segment for purposes of strategic decision-making and resource allocation, including the evaluation of the timing and amount of future investment in, or development of, the conventional and renewable reportable segments. . The expense categories reviewed by the CODM are consistent with those presented in the consolidated statements of operations and in the segment operating results presented below.

All of the Company’s revenue is generated with external customers and located in Italy. All of the Company’s assets, other than corporate assets primarily comprised of cash located in the U.S., are located in Italy.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Selected financial information by segment is presented in the tables below:

	Three Months Ended September 30, 2025
	Conventional	Renewable	Total
Revenues	$10,577,395	$647,473	$11,224,868

Less:
Cost of revenues	$1,348,779	$806,410
Lease operating expense	654,092	-
Segment general and administrative	674,287	684,462
Depreciation and depletion	492,696	89,908
Accretion of asset retirement obligation	33,318	-
Segment operating income (loss)	$7,374,224	$(933,307)	$6,440,917
Reconciling items:
Less: Corporate general and administrative			$712,302
Interest and other income			146,655
Income before income taxes			$5,875,269

Segment assets	$64,906,177	$15,666,120	$80,572,297
Corporate and other assets			19,487,373
Total assets			$100,059,670

	Three Months Ended September 30, 2024
	Conventional	Renewable	Total
Revenues	$-	$648,328	$648,328

Less:
Cost of revenues	$-	$538,607
Segment general and administrative	920,203	451,372
Depreciation and depletion	-	51,311
Accretion of asset retirement obligation	33,310	-
Segment operating income (loss)	$(953,513)	$(392,962)	$(1,346,476)
Reconciling items:
Less: Corporate general and administrative			$125,781
Interest and other income			396,200
Income (loss) before income taxes			$(1,076,057)

Segment assets	$41,333,513	$12,995,721	$54,329,234
Corporate and other assets			39,940,436
Total Assets			$94,269,670

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

	Nine Months Ended September 30, 2025
	Conventional	Renewable	Total
Revenues	$13,893,184	$2,006,695	$15,899,878

Less:
Cost of revenues	$1,348,779	$1,946,326
Lease operating expense	1,748,500	-
Segment general and administrative	2,544,156	1,048,022
Depreciation and depletion	628,150	256,989
Accretion of asset retirement obligation	98,519	-
Segment operating income (loss)	$7,525,079	$(1,244,643)	$6,280,435
Reconciling items:
Less: Corporate general and administrative			$3,593,769
Interest and other income			538,291
Income (loss) before income taxes			$3,224,957

Segment assets	$64,906,177	$15,666,120	$80,572,297
Corporate and other assets			19,487,373
Total assets			$100,059,670

	Nine Months Ended September 30, 2024
	Conventional	Renewable	Total
Revenues	$-	$648,328	$648,328

Less:
Cost of revenues	$-	$538,607
Segment general and administrative	1,996,832	916,002
Depreciation and depletion		51,311
Accretion of asset retirement obligation	99,930	-
Segment operating income (loss)	$(2,096,762)	$(857,592)	$(2,954,354)
Reconciling items:
Less: Corporate general and administrative			$1,560,999
Interest and other income			1,325,660
Change in fair value of derivative liability			173,177
Income (loss) before income taxes			$(3,016,516)

Segment assets	$41,333,513	$12,995,721	$54,329,234
Corporate and other assets			39,940,436
Total Assets			$94,269,670

NOTE 16 – IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited consolidated financial statements as of and for the nine months ended September 30, 2024, errors were identified in the computation of foreign currency translation adjustments. As a result, the Company has restated the prior period financial statements to correct the errors. Management evaluated the materiality of the errors and concluded that they were not material to the prior period financial statements.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported September 30, 2024 consolidated financial statements presented in this Form 10-Q:

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)	Previously Reported	Correction	As Corrected
Operating expenses:
Change in contingent consideration liability	$304,929	$(304,929)	$-
Total operating expenses	5,468,610	(304,929)	5,163,681
Operating loss	(4,820,282)	304,929	(4,515,353)
Net loss	(3,321,445)	304,929	(3,016,516)
Net loss attributable to Common Member Units	(158,744,622)	304,929	(158,439,693)

Other comprehensive income (loss):
Currency translation adjustment	(18,986)	1,330,146	1,311,160
Comprehensive loss	$(3,340,431)	$1,635,075	$(1,705,356)

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)	Previously Reported	Correction	As Corrected
Cash flows from operating activities:
Net loss	$(3,321,445)	$304,929	$(3,016,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	304,929	(304,929)	$-
Net cash used in operating activities	$(6,920,138)	$-	$(6,920,138)

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

Our recent drilling and exploration activities involve the drilling and testing of three Longanesi development wells (during 2022 and 2023) as well as the re-completion of two original discovery wells. We had no drilling activity during the three and nine months ended September 30, 2025 or 2024. We had no other exploratory or development drilling during three and nine months ended September 30, 2025 or 2024. Our Longanesi, Trava and Gradizza wells were classified by DeGolyer as proved undeveloped reserves as such wells had not yet started production as of December 31, 2024 and require future investments to install production facilities prior to being fully completed and producible. However, as noted in the “Recent Developments” section below, we achieved first production from the Longanesi field in 2025.

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

In connection with the Longanesi start-up in May 2025, AleAnna issued a $3.1 million bank guarantee to secure its contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which was classified as restricted cash as of September 30, 2025. The collateral may be used to satisfy the contingent consideration liability as payments become due.

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

Revenue

During both the three and nine months ended September 30, 2025, we generated approximately $10.6 million and $13.9 million of revenue from sales of our share of natural gas from the Longanesi field. Results from the Longanesi field have been above expectations, with a stabilized production rate of approximately 28 million cubic feet per day (“MMcf/d”), which was achieved ahead of the anticipated 3-month ramp up timeline for this milestone.

During the three and nine months ended September 30, 2025, we generated approximately $0.6 million and $2.0 million, respectively, of revenue from electricity sales at two renewable natural gas assets acquired in July 2024 (the “Casalino” and “Campopiano” plants). The plant assets are fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets are currently biomethane to electricity conversion assets. It is our intention to begin upgrading the sites to refine biomethane into renewable natural gas through upgrading units. Following the upgrade process to transition the assets to biomethane to renewable natural gas conversion, we expect to sell renewable natural gas to customer(s) by trucking or piping the renewable natural gas to the interstate pipeline system (SNAM). Until the plant assets are upgraded, we will actively source bio feedstocks for the assets in order to produce biomethane which will be processed through reciprocating generators in order to generate electricity which is then sold onto the grid through a metered interconnection. Casalino and Campopiano derive revenues from the sale of such electricity to the local state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”). Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE. Revenues are based on actual output and “on-the-spot” predetermined prices for small renewable energy producers.

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

Income Tax Effects

AleAnna’s income tax consequences have been reflected in its consolidated financial statements in accordance with ASC 740, Income Taxes. Despite the start of Longanesi production, given AleAnna’s history of losses, and because future production remains uncertain, a full valuation allowance was applied against deferred tax assets as of September 30, 2025 and 2024.

We are also subject to a Valued-Added Tax (“VAT”), a broadly-based consumption tax assessed on the value added to goods and services. VAT generally applies to most goods and services bought and sold within the EU. In certain cases, including cross-border sales to business customers and sales of biogas within Italy, we are not required to collect VAT on revenues. To date, we have incurred higher VAT on purchases (input VAT) than we have collected on sales (output VAT), resulting in a net VAT refund receivable. As of September 30, 2025 and December 31, 2024, we had VAT receivables of $8.5 million and $6.8 million, respectively. Under Italian tax law, VAT receivables may be used to offset other tax liabilities, including payroll taxes, income taxes, and other taxes payable to the Italian government.

Operations

Our net income attributable to common stockholders was $3.3 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, as compared to net loss attributable to common stockholder of $1.1 million and $158.4 million for the same periods in 2024. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $189.4 million and $191.0 million, respectively. The majority of these accumulated losses stem from costs associated with the Longanesi field drilling and development, including asset impairments from previous years, as well as seismic imaging, exploratory costs for other conventional natural gas prospects, and general and administrative expenses. The accumulated deficits also include historical deemed dividends to the redemption value of AleAnna Energy’s previous Class 1 Preferred Units (exchanged for Class A and Class C common stock in connection with the Business Combination) based on the redemption features of those units and the related accounting requirements. See “Note 10 — Equity” to the audited condensed consolidated financial statements for further details. We expect to continue to incur substantial expenses related to our operations, exploration, and development activities, including pre-commercialization efforts as we continue our development of, and seek regulatory approval for, our discoveries and exploration prospects. Since inception, we have incurred net losses annually. We achieved quarterly net income for the first time during the second quarter of 2025. We achieved net income during the three and nine months ended September 30, 2025 and 2024. We expect to continue sustained profitability.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

	For the Three Months Ended September 30,		Dollar	Percentage
	2025	2024	Change	Change

Revenues	$11,224,868	$648,328	$10,576,540	1631%

Operating expenses:
Cost of revenues	$2,155,189	$538,607	$1,616,582	300%
Lease operating expense	654,092	-	654,092	NM
General and administrative	2,071,051	1,497,357	573,694	38%
Depreciation and depletion	582,604	51,311	531,293	1035%
Accretion of asset retirement obligation	33,318	33,310	8	0%
Total operating expenses	5,496,253	2,120,585	3,375,668	159%

Operating income (loss)	5,728,615	(1,472,257)	7,200,872	489%

Other income:
Interest and other income	146,655	396,200	(249,545)	-63%
Total other income	146,655	396,200	(249,545)	-63%

Income (loss) before income taxes	5,875,269	(1,076,057)	6,951,326	646%
Income tax expense	(556,592)	-	(556,592)	NM
Net income (loss)	5,318,677	(1,076,057)	6,394,734	594%
Net loss (income) attributable to noncontrolling interests	(2,004,779)	-	(2,004,779)	NM
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$3,313,898	$(1,076,057)	$4,389,955	408%

Other comprehensive income (loss)
Currency translation adjustment	716,316	2,163,984	(1,447,668)	-67%
Comprehensive income (loss)	6,034,993	1,087,927	4,947,066	455%
Comprehensive income attributable to noncontrolling interests	(2,729,530)	-	(2,729,530)	NM
Total comprehensive income (loss) attributable to Class A Common stockholders	$3,305,463	$1,087,927	$2,217,536	204%

	For the Nine Months Ended September 30,		Dollar	Percentage
	2025	2024	Change	Change

Revenues	$15,899,878	$648,328	$15,251,550	2352%

Operating expenses:
Cost of revenues	$3,295,105	$538,607	$2,756,498	512%
Lease operating expense	1,748,500	-	1,748,500	NM
General and administrative	7,185,948	4,473,833	2,712,115	61%
Depreciation and depletion	885,140	51,311	833,829	1625%
Accretion of asset retirement obligation	98,519	99,930	(1,411)	-1%
Total operating expenses	13,213,212	5,163,681	8,049,531	156%

Operating income (loss)	2,686,666	(4,515,353)	7,202,019	160%

Other income:
Interest and other income	538,291	1,325,660	(787,369)	-59%
Change in fair value of derivative liability	-	173,177	(173,177)	-100%
Total other income	538,291	1,498,837	(960,546)	-64%

Income (loss) before income taxes	3,224,957	(3,016,516)	6,241,473	207%
Income tax expense	(600,987)	-	(600,987)	NM
Net income (loss)	2,623,970	(3,016,516)	5,640,486	187%
Deemed dividend to Class 1 Preferred Units redemption value	-	(155,423,177)	155,423,177	100%
Net loss (income) attributable to noncontrolling interests	(967,268)	-	(967,268)	NM
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$1,656,702	$(158,439,693)	$160,096,395	101%

Other comprehensive income (loss)		$-
Currency translation adjustment	4,797,503	1,311,160	3,486,343	266%
Comprehensive income (loss)	7,421,473	(1,705,356)	9,126,829	535%
Comprehensive income attributable to noncontrolling interests	(3,286,011)	-	(3,286,011)	NM
Total comprehensive income (loss) attributable to Class A Common stockholders	$4,135,462	$(1,705,356)	$5,840,818	342%

Revenues and Cost of Revenues

During the three and nine months ended September 30, 2025, our revenue was earned through sales of our share of natural gas production from the Longanesi field and from electricity generation and sales at the Casalino and Campopiano renewable natural gas plants. Cost of revenues from sales of electricity consists of feedstock costs, direct labor and overhead necessary to produce RNG and generate electricity. Cost of revenues from sales of natural gas consists of gas tariffs and royalties, as well as rent expense.

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

General and administrative expenses increased by $0.6 million or 38% and $2.7 million or 61% for the three and nine months ended September 30, 2025, compared to same periods in 2024. The increases were primarily due to increases in legal, audit and consulting fees to support public company operations.

Lease Operating Expenses and Depreciation and Depletion

Refer to the descriptions of lease operating expenses and depreciation and depletion provided in the “Expenses” section above. As of September 30, 2024, the Longanesi field had not commenced production. The Casalino and Campopiano plants were acquired during the third quarter of 2024. Accordingly, period-over-period comparisons for these expense categories are not meaningful.

Contingent Consideration Liability

As of September 30, 2025 and December 31, 2024, the contingent consideration liability was recorded at $28.1 million and $25.0 million, respectively. The estimate of the contingent consideration liability was determined based on inputs including the following as of September 30, 2025 and December 31, 2024: the intercontinental exchange futures prices for European natural gas, Euro to USD exchange rates of 1.17 and 1.04, respectively, and management’s future expected annual Longanesi production. We are required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue above certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as modeled by DeGolyer, as well as forward European natural gas prices. While the timing and quantities of expected Longanesi production were unchanged from December 31, 2024 to September 30, 2025, and we had fully accrued the total capped Euro amount of the liability, average annual European natural gas forward prices declined slightly.

Since the total capped Euro-denominated liability was recorded as of September 30, 2025 and December 31, 2024, and September 30, 2024 and December 31, 2023, any changes in the USD-equivalent amount were entirely due to foreign exchange rate fluctuations. As such, these changes were included in currency translation adjustment for the three and nine months ended September 30, 2025 and 2024.

Interest and Other Income (Expenses)

Interest and other income (expenses) primarily includes interest earned on cash and cash equivalents. Interest and other income decreased by $0.2 million or 63% and $0.8 million or 59% during the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to higher interest (higher rates) earned on larger average cash balances during the 2024 periods compared to the 2025 periods presented.

Change in Fair Value of Derivative Liability

The change in the fair value of derivative liability related to the Class 1 Preferred Units was nil during the three and nine months ended September 30, 2025, compared to nil during the three months ended September 30, 2024 and $0.2 million during the nine months ended September 30, 2024. The fair value gain recorded during the nine months ended September 30, 2024 (representing a decrease in the liability) was primarily due to a higher liquidation threshold which was driven by capital contributions made during the first quarter of 2024 through the Class 1 Preferred Units. The derivative liability was reduced from $0.2 million as of December 31, 2023 to zero during the first quarter of 2024 and was ultimately derecognized in conjunction with the Business Combination.

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

The currency translation adjustment decreased by $1.7 million and increased by $3.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decrease and increase were primarily driven by fluctuations of the exchange rates between the Euro and the U.S. Dollar as well as the level of our activities. This change was primarily driven by fluctuations in the Euro to U.S. Dollar exchange rates and the level of our Euro-denominated activities. The spot rate strengthened from December 31, 2024 to September 30, 2025, and the average exchange rates were higher during the 2025 periods, resulting in larger positive currency translation adjustments relative to the 2024 periods.

Segment Results

During the second quarter of 2025, in connection with the commencement of production at the Longanesi field, the Company’s evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment. As a result, as of September 30, 2025, we determined that we have two operating segments, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision maker (“CODM”)—the Company’s Executive Director and Chief Executive Officer, collectively—reviews financial information to assess performance and allocate resources.

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

Reconciling items include items not directly attributable to either reportable segment. These include corporate financing and investing activities, as well as administrative functions that support the Company’s overall operations. These items are presented in the segment reconciliation but does not constitute a reportable segment.

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

All of the Company’s revenue is generated with external customers and located in Italy. All of the Company’s assets, other than corporate assets primarily comprised of cash located in the U.S., are located in Italy.

The three and nine months ended September 30, 2025 reflect the revenue and expense categories noted above in the consolidated Results of Operations. For the three and nine months ended September 30, 2024, the Company had no revenues, immaterial RNG assets, and minimal operating expenses outside of corporate general and administrative expenses. The vast majority of natural gas development activities were capitalized prior to the second quarter of 2025.

Selected financial information by segment is presented in the tables below:

	Three Months Ended September 30, 2025
	Conventional	Renewable	Total
Revenues	$10,577,395	$647,473	$11,224,868

Less:
Cost of revenues	$1,348,779	$806,410
Lease operating expense	654,092	-
Segment general and administrative	674,287	684,462
Depreciation and depletion	492,696	89,908
Accretion of asset retirement obligation	33,318	-
Segment operating income (loss)	$7,374,224	$(933,307)	$6,440,917
Reconciling items:
Less: Corporate general and administrative			$712,302
Interest and other income			146,655
Income before income taxes			$5,875,269

Segment assets	$64,906,177	$15,666,120	$80,572,297
Corporate and other assets			19,487,373
Total assets			$100,059,670

	Three Months Ended September 30, 2024
	Conventional	Renewable	Total
Revenues	$-	$648,328	$648,328

Less:
Cost of revenues	$-	$538,607
Segment general and administrative	920,203	451,372
Depreciation and depletion	-	51,311
Accretion of asset retirement obligation	33,310	-
Segment operating income (loss)	$(953,513)	$(392,962)	$(1,346,476)
Reconciling items:
Less: Corporate general and administrative			$125,781
Interest and other income			396,200
Income (loss) before income taxes			$(1,076,057)

Segment assets	$41,333,513	$12,995,721	$54,329,234
Corporate and other assets			39,940,436
Total Assets			$94,269,670

	Nine Months Ended September 30, 2025
	Conventional	Renewable	Total
Revenues	$13,893,184	$2,006,695	$15,899,878

Less:
Cost of revenues	$1,348,779	$1,946,326
Lease operating expense	1,748,500	-
Segment general and administrative	2,544,156	1,048,022
Depreciation and depletion	628,150	256,989
Accretion of asset retirement obligation	98,519	-
Segment operating income (loss)	$7,525,079	$(1,244,643)	$6,280,435
Reconciling items:
Less: Corporate general and administrative			$3,593,769
Interest and other income			538,291
Income (loss) before income taxes			$3,224,957

Segment assets	$64,906,177	$15,666,120	$80,572,297
Corporate and other assets			19,487,373
Total assets			$100,059,670

	Nine Months Ended September 30, 2024
	Conventional	Renewable	Total
Revenues	$-	$648,328	$648,328

Less:
Cost of revenues	$-	$538,607
Segment general and administrative	1,996,832	916,002
Depreciation and depletion		51,311
Accretion of asset retirement obligation	99,930	-
Segment operating income (loss)	$(2,096,762)	$(857,592)	$(2,954,354)
Reconciling items:
Less: Corporate general and administrative			$1,560,999
Interest and other income			1,325,660
Change in fair value of derivative liability			173,177
Income (loss) before income taxes			$(3,016,516)

Segment assets	$41,333,513	$12,995,721	$54,329,234
Corporate and other assets			39,940,436
Total Assets			$94,269,670

Liquidity, Capital Resources and Operations

We have begun generating revenue from our operations. We had an accumulated deficit of $189.4 million as of September 30, 2025. We had $31.2 million in unrestricted cash and cash equivalents on September 30, 2025. The Company’s continuing operations, as intended, are dependent upon its ability to generate cash flows or obtain additional financing. Between January 2024 and May 2024, prior to the Business Combination, we received an aggregate of $62.1 million in capital contributions from AleAnna Energy members resulting in the issuance of 62,100 Class 1 Preferred Units, to fund operating costs, capital expenditures, Business Combination related transaction expenses, and to provide working capital to meet our liabilities and commitments as they become due. We also received approximately $1.1 million from exercises of Public Warrants between January 2025 and May 2025. In addition, we are exploring Resource Backed Loan (“RBL”) financing, renewable natural gas project loan products and other financing arrangements with several financial institutions; however, there is no guarantee that such financing will be available to us. As a normal part of our business, depending on market conditions, we may from time to time consider opportunities to issue equity or debt securities to raise additional capital. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all.

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

Cash Flows

The following table includes our cash flow data for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Consolidated Statement of Cash Flows Data:
Net cash generated (used) in operating activities	6,411,317	(6,920,138)
Net cash used in investing activities	(4,256,689)	(18,549,966)
Net cash provided by financing activities	1,143,652	62,100,000

Cash generated (used) used in operating activities

Cash generated in operating activities increased by $13.3 million for the nine months ended September 30, 2025, compared to the same period in 2024. This increase primarily reflects cash revenues from the Longanesi field from the second half of 2025, collections on electricity sales receivable from RNG plants, and the timing of payments of accounts payable during the nine months ended September 30, 2025 compared to the same period in 2024.

Cash used in investing activities

Cash used in investing activities increased by $14.3 million for the nine months ended September 30, 2025, compared to the same period in 2024. In both periods, investing cash flows primarily reflected continued development of the Longanesi wells. The increase during the nine months ended September 30, 2025 was driven by a lower level of completion and tie-in activity relative to the same period in 2024. During the second quarter of 2025, the five Longanesi wells were brought online, resulting in only a partial year of capitalized costs. Capital expenditures during the 2025 period primarily reflected final tie-in work and capital calls from our operating partner, Padana, for the permanent Longanesi processing facility. In contrast, the 2024 period included a full nine months of development and tie-in costs for the Longanesi field, in addition to the acquisition of the Campagnatico RNG asset.

Cash provided by financing activities

Cash provided by financing activities during the nine months ended September 30, 2025 reflects proceeds from cash exercises of Public Warrants.

Cash provided by financing activities during the nine months ended September 30, 2024 reflects pre-Business Combination issuances of AleAnna Energy Class 1 Preferred Units used to fund our operations. Such Class 1 Preferred Units were exchanged for Class A and Class C commons stock as part of the Business Combination.

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

Contingent Consideration Liability

In connection with our purchase of our 33.5% working interest in the Longanesi field, consideration paid included €7 million cash and up to €24 million of deferred consideration payable upon production of the Longanesi field. The deferred consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of production (the “Earn-Out Period”). There will be no deferred consideration due if Longanesi is not developed and no deferred consideration due if average annual gas prices are less than €3.65/Mcf over the Earn-Out Period. Upon first production, we were also required to issue a bank guarantee of €3 million secured by cash collateral of €1 million related to the contingent consideration liability which was classified as restricted cash as of September 30, 2025. The cash collateral may be used to satisfy the contingent consideration liability as payments become due.

We recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (“contingent consideration liability”). As of September 30, 2025 and December 31, 2024, the total contingent consideration liability was recorded at $28.1 million and $25.0 million, respectively, with $10.8 million and nil being classified as a short-term and $17.4 million and the entire balance being classified as a long-term liability for the same respective periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, and due to the material weaknesses identified and previously disclosed in our Form 10-K for the year ended December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, the Company began developing and initiating certain remediation activities related to the material weaknesses previously disclosed in its Form 10-K for the year ended December 31, 2024. However, management determined that these activities did not result in a change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as of September 30, 2025.

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

We are implementing a plan to remediate the material weaknesses identified. Our plan includes the below:

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

We cannot assure you that these measures will remediate the material weaknesses described above. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of the Company’s internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when the Company will be able to remediate the material weaknesses is uncertain and the Company may not remediate these material weaknesses during the year ended December 31, 2025. If the steps the Company takes do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of its annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize the Company’s ability to comply with its reporting obligations, limit its ability to access the capital markets and adversely impact its stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Repurchase of Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits	Description
19.1	Insider Trading Policy of AleAnna, Inc. (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-Q filed with the SEC on May 15, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2025	AleAnna, Inc.

	By:	/s/ Ivan Ronald
	Name:	Ivan Ronald
	Title:	Chief Financial Officer