Form 10-K
period 2025-12-31
AleAnna, Inc.
filed 2026-03-31
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the $7.20 closing price as of such date, was approximately $25.4 million.

As of March 30, 2026, there were 40,659,881 shares of Class A common stock, par value $0.0001 per share, and 25,994,400 shares of Class C common stock, par value $0.0001 per share, of the registrant outstanding.

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

“Carbon Negative Renewable Natural Gas” - Renewable natural gas (“RNG”) is considered carbon negative if it captures more greenhouse gases than it emits. RNG produced from organic waste that would otherwise decay and create methane emissions are considered carbon negative as the methane emissions from the decay is captured and converted to a usable fuel source (RNG) which then displaces traditional fossil based natural gas (methane). The avoided emissions from natural decay and the substitution of fossil based natural gas results in a negative carbon life cycle score. In the U.S., the California Air Resources Board has given dairy and agricultural based carbon negative RNG projects a carbon intensity Score (gCO2e/MJ) of -250 (or lower). Such projects are similar to those pursued by AleAnna’s Renewable Natural Gas business.

“Company” - AleAnna, Inc. together with its subsidiaries, is collectively referred to herein as the “Company” or “AleAnna”), AleAnna Inc. is comprised of wholly owned subsidiaries, AleAnna Energy, LLC, AleAnna Resources, LLC, AleAnna Italia S.p.A. (“AleAnna Italia”) and AleAnna Renewable Energy S.r.L. (“AleAnna Renewable”). AleAnna Renewable is comprised of various subsidiaries that hold its renewable natural gas assets (the “RNG Subsidiaries”). “DeGolyer” - DeGolyer & MacNaughton

“Development” - drilling and other post-exploration activities aimed at the production of oil and gas.

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

“Gcal” - Gigacalories

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

“LNG” - Liquefied Natural Gas obtained through the cooling of natural gas to minus 160 °C at normal pressure. The gas is liquefied to allow transportation from the place of extraction to the sites at which it is transformed back into its natural gaseous state and consumed. One tonne of LNG corresponds to approximately 1,400 cubic meters of gas.

“Mcf” - thousand cubic feet.

“Merger Agreement” – Agreement and Plan of Merger, as amended, dated June 4, 2024, by and among Swiftmerge, HoldCo, Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo, and AleAnna Energy.

“MMcf” - million cubic feet.

“MMsmc” - million standard cubic meters.

“mmscfd” - million standard cubic feet per day.

“mscfd” - thousand standard cubic feet per day.

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

“Padana” - Società Padana Energia S.r.l.

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

“/d” - Per day.

“/y” - Per year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve substantial risks and uncertainties within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding the Company’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements include, without limitation, the Company’s expectations concerning the outlook for its business, market size, exploration and development plans, regulatory matters, competition and competitive position, operational performance, developments in the capital markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations of the Company as set forth in the sections of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

●	the Company’s financial condition and results of operations;

●	the development of our estimated proved undeveloped reserves;

●	the Company’s reserves estimates;

●	the timing of acquisition, financing, construction and development of new projects;

●	the Company’s ability to raise financing in the future;

●	changes in public acceptance and support of renewable energy development and projects;

●	the Company’s ability to obtain necessary regulatory and governmental permits and approvals;

●	the effects of competition;

●	the Company’s ability to identify, acquire, develop and operate renewable natural gas facilities;

●	governmental incentives for renewable energy generation;

v

●	the demand for renewable energy not being sustained;

●	political, economic and other uncertainties, including those related to the European Union’s (“EU”) clean energy transition;

●	changes in environmental laws and regulations;

●	disruptions in the supply chain, fluctuation in price of product inputs, and market conditions and global and economic factors beyond the Company’s control;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	the effect of legal, tax and regulatory changes;

●	we may be subject to liabilities and losses that may not be covered by insurance; and,

●	the other matters described in the section titled “Risk Factors” beginning on page 24.

The forward-looking statements included in this Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A., “Risk Factors” in this Form 10-K, and other documents we file from time to time with the SEC.

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

In reviewing any agreements incorporated by reference in or filed with this Form 10-K, remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about us. The agreements may contain representations and warranties by us, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements should those statements prove to be inaccurate. The representations and warranties were intended to be relied upon solely by the applicable party to such agreement and were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, such representations and warranties alone may not describe our actual state of affairs or the affairs of our affiliates as of the date they were made or at any other time and should not be relied upon as statements of fact.

SUMMARY RISK FACTORS

Summary Risk Factors

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A: Risk Factors” in this report.

Risks Related to our Conventional Natural Gas Business and the Conventional Natural Gas Industry

●	We currently have few producing properties and there is no assurance that we will be able to convert our exploration drilling to producing wells. If our assets are not commercially productive of natural gas, any funds spent on exploration and production may be lost.

●	The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.

●	While we have drilled and tested certain exploration wells, we have no history of converting the exploration wells to producing natural gas wells and there can be no assurance that we will successfully establish natural gas operations or profitably produce natural gas.

●	Restrictions on drilling activities intended to protect the environment and the ecosystem may adversely affect our ability to conduct drilling activities areas where we operate.

●	Drilling for and producing natural gas is a high-risk and costly activity with many uncertainties, including the risk that drilling will not result in commercially viable natural gas production or that we will not recover all or any portion of our investment in drilled wells.

●	Our drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of when they are drilled, if at all.

●	The amount and timing of actual future natural gas production is difficult to predict and may vary significantly from our estimates, which may reduce our earnings.

●	Unless we replace our reserves, our reserves and production will naturally decline, which would adversely affect our business, financial condition and results of operations.

●	Our proved reserves are estimates that are based on many assumptions that may prove to be inaccurate. Any significant change in these underlying assumptions will greatly affect the quantities and present value of our reserves.

●	Our limited history, limited revenue and limited liquidity makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

●	Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds through debt financing for our planned operations and these funds may not be available when needed.

Risks Related to our Renewable Natural Gas Business and the Renewable Natural Gas Industry

●	Failure to protect our intellectual property, inability to enforce our intellectual property rights or loss of our intellectual property rights through costly litigation or administrative proceedings, could adversely affect our ability to compete and our business.

●	Our strategic success and financial results depend on our ability to identify, acquire, develop and operate renewable natural gas facilities.

●	Revenue from any plants we complete may be adversely affected if there is a decline in public acceptance or support of renewable energy, or regulatory agencies, local communities, or other third parties delay, prevent, or increase the cost of constructing and operating our facilities.

●	A policy revision with respect to the Italian government sponsored renewable natural gas floor price and renewable natural gas capital expenditure reimbursements could have a material adverse effect on our long-term business prospects, financial condition and results of operations.

●	The financial performance of our business depends upon tax and other governmental incentives for renewable energy generation, any of which could change at any time and such changes may negatively impact our growth strategy.

●	Our commercial success depends on our ability to develop and operate production facilities for the commercial production of renewable natural gas.

●	We may be subject to liabilities and losses that may not be covered by insurance.

●	Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds through debt financing for our planned operations and these funds may not be available when needed.

●	We have entered into relatively new markets for renewables, including renewable natural gas, and these new markets are highly volatile and have significant risk associated with current market conditions.

●	Fluctuations in the price of product inputs, including renewable feedstocks, natural gas and other feedstocks, may affect our cost structure.

●	Our proposed growth projects may not be completed or, if completed, may not perform as expected and our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.

●	We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future.

●	Failure of third parties to manufacture quality products or provide reliable services in accordance with schedules, prices, quality and volumes that are acceptable to us could cause delays in developing and operating our commercial production facilities, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.

●	Our facilities and processes may fail to produce renewable natural gas at the volumes, rates and costs we expect.

●	Our actual costs may be greater than expected in developing our commercial production facilities or growth projects, causing us to realize significantly lower profits or greater losses.

●	Disruption in the supply chain, including increases in costs, shortage of materials or other disruption of supply, or in the workforce could materially adversely affect our business.

Risks Related to Foreign Operations and Regulatory Matters

●	Our primary operations are in a foreign country, and we are subject to political, economic and other uncertainties.

●	All of our natural gas properties are located in the country of Italy, making us vulnerable to risks associated with operating in one geographic area.

●	We may expand our operations globally, which would subject us to anti-corruption, anti-bribery, anti-money laundering, trade compliance, economic sanctions and similar laws, and non-compliance with such laws may subject us to criminal or civil liability and harm our business, financial condition and/or results of operations.

●	Our results of operations, financial condition and cash flows could be adversely affected by changes in environmental laws and regulations.

Risks Related to our Organizational Structure, Class A Common Stock and Public Warrants

●	AleAnna is a holding company and its organizational structure is commonly referred to as an umbrella partnership C corporation (or “Up-C”) structure, it is dependent upon distributions from HoldCo to pay taxes and cover its corporate and other overhead expenses.

●	Our management team has limited recent experience in operating a public company.

●	We are controlled by Nautilus Resources, LLC (“Nautilus”), whose interests may conflict with ours and the interests of other stockholders.

●	If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.

●	AleAnna, Inc. has identified material weaknesses in its internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

●	The market price of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”) could be adversely affected by sales of substantial amounts of our Class A Common Stock in the public or private markets or the perception in the public markets that these sales may occur, including sales by the members of Nautilus after the redemption of any Class C HoldCo Units, together with an equal number of our Class C common stock, par value $0.0001 per share (“Class C Common Stock”), in exchange for shares of our Class A Common Stock, or other large holders.

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

Overview

AleAnna is a natural gas resource company focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and development and renewable natural gas development in Italy. We have several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern natural gas discoveries. We have a 33.5% working interest in the Longanesi field with our working interest partner, and operator, Padana. We acquired our working interest in the Longanesi field in 2016. We also retain wholly-owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic reservoir imaging. In 2023, we launched a renewable natural gas development business focused on bringing to market carbon negative renewable natural gas derived from animal and agricultural waste. Between March 2024 and July 2024, we successfully completed three separate strategic acquisitions of renewable natural gas plant projects in Italy for an aggregate €9.0 million or approximately $9.8 million. The plants are fully permitted and are in various stages of the production lifecycle, with one greenfield plant that is a new development and two brownfield plants that are currently operational. We plan to develop and upgrade these sites for renewable natural gas production in the future.

Over the past 15 years, we have invested approximately $250 million in the acquisition and initial development of our properties, and we own a portfolio of conventional natural gas properties, including Longanesi, Gradizza, and Trava, containing approximately 25.8 (109ft3) net recoverable proved natural gas reserves according to our independent third-party reserve engineer, DeGolyer & MacNaughton (“DeGolyer”). Beyond our net recoverable natural gas reserves, we have 13 development prospects at various stages of permitting, supported by 3D seismic surveys, and leases on approximately 2.7 million net acres — paving the way for future exploration and development. Our recent activities involve the drilling and testing of three Longanesi development wells (2022 and 2023) as well as the completion of two original discovery wells. Tie-in of these wells is complete, and we are currently executing the installation of a temporary processing facility. We and Padana achieved first production of the five wells in the Longanesi field in March 2025 through use of a temporary processing facility. The permanent processing facility is under construction and is expected to be installed in phases during 2026, with completion and commissioning expected in early 2027. On October 29, 2024, we entered into a gas sale agreement (“GSA”) with Shell Energy Europe Limited (“SEEL”), whereby SEEL became the exclusive buyer of our share of the natural gas produced from the Longanesi field net of (i) any consumption and/or losses incurred in the transport, treatment and compression of gas before delivery; (ii) any volume to be allocated for regulated royalties auctions, if applicable; and (iii) any other volume contractually allocated to other parties before August 31, 2022. Future sales under the GSA are contingent upon the commencement of gas production. As of December 31, 2025, we have derived $22.4 million of revenue from our conventional natural gas business.

Additionally, our renewable gas team has built a substantial backlog of acquisition targets that we believe are poised to support rapid growth in the Italian biomethane market.

We expect to be able to fund the majority of our future growth primarily out of cash from operations from the Longanesi, Gradizza, and Trava developments and with cash on hand. In addition, we will be seeking to inject additional financing into the business to further drive our growth in the future.

We believe that our highly experienced and credentialed management team, consisting of former executives of Shell, Eni Ecofuels (“Eni”), Exxon, and other blue-chip companies, provides the company access to a best-in-class technology platform, an excellent in-country business development network, strong collaboration with Italian regulators, and experience with local regulatory processes. Our senior management team has over 100 years of combined experience in the upstream conventional and renewable energy industries. We are managed by William (“Bill”) Dirks, our Executive Director, and Marco Brun, our Chief Executive Officer, under the direction of our Board.

AleAnna is headquartered in Dallas, Texas, and has offices in Rome and Milan, Italy.

Business Combination

On December 13, 2024, we consummated the previously announced business combination pursuant to the Agreement and Plan of Merger, as amended, dated June 4, 2024, by and among Swiftmerge, HoldCo, Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo, and AleAnna Energy. Pursuant to the terms of the Merger Agreement, on December 13, 2024, SPAC migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands and changed its name to AleAnna, Inc. The transactions contemplated by the Merger Agreement are collectively referred to herein as the “Business Combination.”

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

We incurred $9.5 million in transaction costs related to the Business Combination. Approximately $0.6 million of these costs were recorded as a reduction to additional paid-in capital, up to the amount of cash proceeds received in the transaction. Of the remaining $8.9 million, approximately $0.5 million represented prepaid directors and officers insurance premiums that were recorded to other assets in the consolidated balance sheet, and $8.4 million represented legal, accounting, consulting and advisory fees that were recorded as Business Combination transaction expenses in the consolidated statement of operations and comprehensive income (loss).

Our Business Strategies

Conventional Natural Gas Business

We leverage the technical and operational expertise of our management team, particularly with the use of 3D seismic and Direct Hydrocarbon Indicators (“DHIs”), to achieve attractive success rates and growth of reserves, production and cash flow. We believe the following factors are key to achieving these goals:

●	the use of industry-leading technologies and techniques to significantly increase the probability of drilling success;

●	a robust natural gas price environment, with current takeaway prices of approximately $10-$15 per (10[3]ft3), which are approximately 3-4 times the current Henry Hub spot price;

●	geographically advantaged developments that are adjacent to a well-developed pipeline network containing large excess transport capacity;

●	relatively low-cost, low-risk, onshore operations through which our natural gas can be brought to market at costs of approximately $1-3 per 10[3]ft3;

●	short expected payout periods and high expected rates of return on developments, supported by high quality, high flow rate, reservoirs, and a low combined federal and regional royalty regime (10%);

●	nimble operating model with a focus on utilizing outsourced resources to control costs; and

●	proactive relationships with larger enterprises (like Shell and Eni) to further our marketing and potential hedging strategies, and to support our ongoing conventional natural gas exploration and development aspirations.

Renewable Natural Gas Business

We are working to develop and grow our renewable natural gas business through the acquisition of operational Anaerobic Digesters (or “AD’s”) and their conversion to biomethane facilities. We believe the following factors are key to achieving this goal:

●	existing AD’s (“Brownfield Facilities”) are cheaper to acquire and have a lower risk profile than new-build opportunities (“Greenfield Facilities” or “Greenfield”) and their conversion to bio methane is relatively efficient and can be accomplished within a short time frame through installation of an “off-the-shelf” biogas upgrading unit;

●	we believe we have unique regional overlap across our conventional and renewable natural gas businesses as our conventional focus area, Italy’s Po Valley, contains the majority of the existing Italian AD’s and is adjacent to a comprehensive natural gas pipeline network operated by Snam S.p.A. (“SNAM”), Italy’s primary natural gas transmission system operator, which exists in close proximity to our conventional business and the Po Valley AD’s;

●	as one of a few licensed Italian Exploration & Production (“E&P”) operators, we believe we have the means, mechanisms, and market relationships to bring biomethane to market, whereas those tasks are above the capabilities of most family farms and farm association who currently own and operated existing AD’s;

●	by either including the family farm as a working-interest partner or entering into bespoke feedstock contracts, we believe we can enlist the farms’ support in creating necessary AD fuels and in the disposal of waste products from the AD (which are converted into fertilizer), without our business having to become proficient in farming;

●	we believe that a combination of additional equity and project level debt financing will satisfy the near-term capital requirements of our renewable natural gas portfolio; and

●	as discussed in more detail below, the Italian government’s 15-year guaranteed biomethane floor price of $39.30 per 10[3]ft3 substantially mitigates pricing risk from the renewable natural gas business and the Italian government as also implemented an investment aid, or capital expenditure reimbursement program, covering up to 40% of eligible investment costs.

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

In addition, throughout the central and southern EU (but primarily focused in Italy and Germany), member states’ interest in creating new sources of renewable energy has supported the construction of nearly 10,000 AD’s over the past 15 years. Largely family-farm owned and operated and fueled by crop and livestock wastes, these AD’s are currently creating a meaningful, sustainable, supply of raw biogas (approximately 50% methane and 50% CO2 and other waste gases) according to the European Biogas Association, the precursor to pipeline-quality biomethane (99.5% pure methane). Virtually all existing AD’s were designed to burn raw biogas in highly inefficient reciprocating engines to produce electricity. However, the Italian government’s financial incentives and subsidies supporting these activities are set to expire in June 2027 absent additional government action and have been largely replaced by attractive biomethane capital and pricing incentives to stimulate conversion of these AD’s to the production of biomethane production. Such incentives are designed to bring biomethane into the national pipeline transmission system in order to deliver the natural gas to higher efficiency, utility-scale, natural gas power generation stations. In order to continue biogas operations, the farms are forced to seek a new use for the product, which will be dominated by conversion to biomethane. To support this conversion, Italy has implemented a government-backed biomethane floor price through the end of 2039 of €124 per MWh, equivalent, as of December 31, 2025 to $39.25 per 103ft3. The Italian government is expected to issue additional incentives in the first quarter of 2026 with similar economic conditions.

Our Operations

Conventional Natural Gas Business

We began studying Italian opportunities in 2007 and, over the last 15 years, have invested approximately $250 million to build a large asset base and exploration and development prospect inventory. Our portfolio is largely comprised of a group of three discoveries, one developed (Longanesi), one currently awaiting regulatory approval (Trava), and one which recently received approval (Gradizza), surrounded by an additional 13 development and exploration prospects within the Longanesi and Ponte dei Grilli “Clusters” that are at various stages of permitting and are supported by proprietary 3D seismic surveys. According to our independent third-party reserve engineer, DeGolyer, these clusters contain approximately 25.8 (109ft3) of proved recoverable natural gas net to us primarily related to our working interest in the Longanesi field but do not include the additional development prospects we have identified and likely intend to drill in the near future.

In addition, our investments in approximately 140,000 acres (approximately 567 km2) of modern, high-quality, 3D seismic surveys in the eastern Po Valley underpin our conventional natural gas growth plan and many of our expected development and exploration prospects are in advanced stages of permitting. Our immediate focus is on the extension of the Longanesi Field together with Padana.

On October 29, 2024, we entered into a Gas Sales Agreement (“GSA”) with Shell Energy Europe Ltd, whereby SEEL became the exclusive buyer of our share of the natural gas produced from the Longanesi field net of (i) any consumption and/or losses incurred in the transport, treatment and compression of gas before delivery; (ii) any volume to be allocated for regulated royalties auctions, if applicable; and (iii) any other volume contractually allocated to other parties before August 31, 2022. Future sales under the GSA are contingent upon the commencement of gas production.

Over the course of 2022 and 2023, together with Padana, we completed the drilling and testing of three conventional natural gas development wells (in addition to the completion of the two original Longanesi field discovery wells). Subsequently, during the first half of 2024, we and Padana completed the construction of the flow lines tying the five wells to a central processing facility, and the facility has been connected to the flow lines and to the SNAM national pipeline system. We and Padana began production from its working interest in five wells in the Longanesi field in March 2025, a key milestone for our business. The Company began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in the second quarter of 2025.

From 2026 through 2027, we and Padana expect to develop a second phase of Longanesi field development aimed at bringing an additional two conventional wells online (bringing the field to seven total wells). Post 2027, we also expect to enter into a third phase of development, targeting drilling and completion of three additional wells.

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

On March 20, 2024, we closed the acquisition of the Campagnatico Greenfield natural gas facility in Tuscany, Italy for €2.0 million, or approximately $2.2 million. The facility is fully permitted, and construction is expected to begin on an additional facility in the fourth quarter of 2026.

In 2026 we expect to begin upgrading construction activities at two sites: Casalino (formerly known as Fattoria Delle Jersey) a Brownfield facility (a conversion of an existing AD into a biomethane facility) and Campopiano which is also a Brownfield facility. We will then sequentially stage construction at each additional facility we acquire. Both Casalino and Campopiano are currently fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. It is the Company’s intention to begin upgrading the sites to refine biogas into renewable natural gas (biomethane) through upgrading units. Following the upgrade process to transition the assets to biogas to renewable natural gas conversion, the Company expects to sell renewable natural gas to customer(s) by trucking or piping the renewable natural gas to the interstate pipeline system (SNAM). Until the plant assets are upgraded, the Company will actively source bio feedstocks for the assets in order to produce biogas which will be processed through reciprocating generators in order to generate electricity which is then sold onto the grid through a metered interconnection. Casalino and Campopiano derive revenues from the sale of such electricity to the local state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”).

Led by the renewable natural gas expertise and Italian networking capabilities of Giuseppe Perrone, our Executive Vice President of Renewable Natural Gas (previously the CEO of Ecofuel SpA and President of EniBioCH4in SpA, subsidiaries of Eni), over the past three years, we have built a significant backlog of potential acquisition opportunities (primarily consisting of existing operational AD’s currently producing biogas for electricity generation). These target AD’s and facilities are undergoing an extensive, and largely proprietary, due-diligence processes focused on both economic and operational feasibility. Our diligence includes, among other things, threshold financial returns, the evaluation of acquisition costs, operating costs, proximity to the existing SNAM pipeline system, feedstock availability, and optimization and expansion potential. We anticipate rapidly expanding our renewable natural gas production portfolio over the next several years.

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

We aim to finance this expansion through additional equity financing in our RNG business as well as project level debt financing.

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

Trava Field: The discovery well, which will act as the production well, has been completed and tested and all commitments under the Exploration Permit have been finished. Application for the Production Concession has been made, and the required VIA is being finalized for submission to the Federal Ministry. Prior to first production there are three major authorizations that must be obtained: (i) approval of the VIA by the Federal Ministry, (ii) authorization of the Production Concession by the Emilia Romagna Region (the “Intesa”), and (iii) authorization of the Production Concession from the Federal Ministry.

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

The EU finds itself in a position where reliance on conventional natural gas as a transition fuel becomes imperative for several reasons:

●	Despite recent attempts in Germany, adding a significant amount of new coal-fired power in the EU is not a viable option. Domestic coal-fired electricity generation declined to all-time lows in 2022, and much of Europe’s imported coal is from Russia. In addition, increasing coal-fired generation would require the suspension of EU carbon market regulations and the carbon emissions caps that all member nations have strongly endorsed;

●	Similarly, we do not believe new nuclear power generation is a viable substitute given the lengthy permitting and construction timelines associated with such projects. Long lead times make nuclear power including attractive small nuclear reactors a multi-decade solution at best;

●	Replacing Russian gas with LNG imports is very challenging, given supply constraints, limited global liquefaction capacity, and recent moves by the US to slow or stop new LNG export projects. In addition, the EU lacks sufficient LNG import terminals to increase intake significantly in a timely manner given the time and regulatory delays of constructing new LNG import facilities;

●	Renewable power generation suffers from three key problems: intermittency, seasonality, and energy density. Battery technology today can only support 4-6 hours of discharge, which then requires significant and costly capital expenditures on storage to mitigate intermittency; and

●	Recent advancements in Artificial Intelligence (“AI”) are leading to increased global power demand for data centers. The growth in European data center power demand may surpass the total annual power demand of some EU member states. It is anticipated that a significant portion of new data center developments will be supported by combined cycle natural gas turbine power generation. Such generation provides the steady baseload power that data centers require, and, unlike renewable power generation, does not suffer from many of the intermittency and seasonality challenges. The potential power generation and infrastructure demands that may emerge from AI technology may create natural gas demand and power price tightness that could positively impact upstream natural gas prices.

Renewable natural gas (biomethane) is compositionally identical to the biogenic natural gas in the Po Valley, can be transported on the same pipeline systems, is used by the same consumers, and offers a sustainable, low-carbon fuel that can be used to help transform the energy economy of the EU. As a result, the EU has published very aggressive targets for biomethane development, and its member states, including Italy, are supporting development with high biomethane floor prices and capital investment incentive programs to aid in financing AD conversions to upgrade biogas production to biomethane.

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

Reserve Information

Preparation of Reserve Estimates

Our reserve estimates as of December 31, 2025 and 2024 included herein are based on reports prepared by DeGolyer, our independent reserve engineer, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC in effect at such time. A copy of the December 31, 2025 report is included as Exhibit 99.1 hereto. DeGolyer provides a variety of services to the oil and gas industry, including field studies, oil and gas reserve estimations, appraisals of oil and gas properties and exploration and development prospects and reserve reports for their clients.

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

DeGolyer is an independent petroleum engineering and geological services firm. The independent evaluation of reserves referenced herein has been supervised by Mr. Regnald A. Boles, an Executive Vice President and Division Manager with DeGolyer, a Registered Professional Engineer in the State of Texas and a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, and the European Association of Geoscientists & Engineers. He has over 41 years of oil and gas industry experience. Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs.

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

Reserve Data

	December 31, 2025	December 31, 2024
	Natural Gas	Natural Gas		Percentage
	(10[6]ft3)	(10[6]ft3)	Change	Change
Estimated proved developed reserves	23,461	-	23,461	NM
Estimated proved undeveloped reserves	2,366	17,621	(15,255)	-86.6%
Estimated total proved reserves	25,827	17,621	8,206	46.6%

The following table summarizes our proved developed and undeveloped reserves using average first-day-of-the-month closing prices for the prior twelve months and disaggregated by discovery.

	December 31, 2025				December 31, 2024
	Longanesi	Gradizza	Trava	Total	Longanesi	Gradizza	Trava	Total
	(10[6]ft3)				(10[6]ft3)
Proved developed reserves	23,461	-	-	23,461	-	-	-	-
Proved undeveloped reserves	-	703	1,663	2,366	17,241	380	-	17,621
Total proved reserves	23,461	703	1,663	25,827	17,241	380	-	17,621

Proved Developed Reserves

Our proved developed reserves increased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to the startup and first production for Longanesi. The following table provides a roll-forward of our proved developed reserves.

Proved Developed Reserves
(10[6]ft3)
Balance at January 1, 2025	-
Revision of previous estimates	-
Extensions, discoveries and other revisions	23,461
Balance at December 31, 2025	23,461

Proved Undeveloped Reserves

Our proved undeveloped reserves for the year ended December 31, 2025 decreased compared to the same period in 2024 primarily due to the first production at Longanesi, and to a lesser extent changes in the forecasted startup date for Trava and Gradizza. The following table provides a roll-forward of our proved undeveloped reserves.

Proved Undeveloped Reserves
(10[6]ft3)
Balance at January 1, 2025	17,621
Revision of previous estimates
Extensions, discoveries and other revisions	(15,255)
Balance at December 31, 2025	2,366

As of December 31, 2025 , we had no wells with proved undeveloped reserves that had remained undeveloped for more than five years from their time of booking. Our Trava and Gradizza wells are classified by DeGolyer as proved undeveloped reserves as such wells have not yet started production and require future investments to install production pipelines and production facilities prior to being fully completed and producible.

On May 28, 2024, we reached a settlement agreement (the “Blugas Settlement Agreement”) with Blugas Infrastructure S.r.l. (“Blugas”) regarding the Blugas overriding royalty interest (“ORRI”) whereby Blugas was entitled to physical delivery of 20% of the first 350 million standard cubic meters (approximately 2,472 106ft3) produced from the Longanesi field. Under the terms of the Blugas Settlement Agreement, we paid Blugas approximately €5 million, plus an additional €1.1 million in applicable VAT. In exchange, we were released from any future liability related to the Blugas ORRI. As a result of the transactions contemplated by the Blugas Settlement Agreement, our 33.5% working interest (net revenue interest) in the Longanesi field, as established under the terms of the Unified Operating Agreement arrangement originally signed between ENI and Grove and dated September 26, 2009, is now unencumbered except for normal government royalties (10%). The Blugas Settlement was accounted for as an acquisition of the Blugas ORRI claim with a corresponding increase to the expected future cash flows from our reserves. Our year-end December 31, 2024 reserve quantities included the 20% of 350 million standard cubic meters (approximately 2,472 106ft3) allocable to the Blugas ORRI in our proved gas reserves, however, the previously required payments to Blugas associated with the sale of such quantities are no longer reflected as cash outflows (costs) as if such amounts were paid to Blugas. As the cash outflows (costs) are no longer reflected as if paid to Blugas, such amounts are reflected in our December 31, 2025 reserve report as allocable to our unencumbered 33.5% working interest.

Present Value of Future Net Cash Flows Discounted at 10%

The following table provides the estimated future net cash flows from proved reserves, the present value of those net cash flows discounted at a rate of 10% (PV-10) and the prices used in projecting net cash flows over the past two years. Our reserve estimates and related cash flows do not include any probable or possible reserves.

	Years Ended December 31,
	2025	2024
	(Thousands, unless otherwise noted)
Future net cash flows(a)	$181,810	$130,333
Present value of net cash flows discounted at a rate of 10%(b)	120,523	107,202
Prices
Natural gas price ($/103ft3)(c)	$12.84	$11.73

(a)	Future net cash flows represent future cash flows which are reduced by estimated production costs, administrative costs, costs to develop and produce the proved reserves and abandonment costs, all based on current economic conditions at each year-end. This amount excludes future income taxes and is prior to any discounting.

(b)	Present value of net cash flows represents future net cash flows discounted to present value using a discount rate of 10%. Such amount also excludes future income taxes. See “Reconciliation of Standardized Measure to PV-10” for a calculation of the standardized measure of estimated future net cash flows from natural gas and oil reserves.

(c)	Gas prices are based on a reference price. Gross gas price is calculated as the unweighted arithmetic average of the first day-of-the-month price prevailing in Italy for each month within a 12-month period prior to the end of the reporting period. The volume-weighted average price attributable to the estimated proved reserves was $12.84 and $11.73 per thousand cubic feet of gas for the year ended December 31, 2025, and 2024, respectively.

Future net cash flows represent projected revenues from the sale of proved reserves net of production and development costs (including transportation and gathering expenses, operating expenses and production taxes). Revenues are based on a twelve-month unweighted average of the first-day-of-the-month pricing, without escalation. Future cash flows are reduced by estimated production costs, administrative costs, costs to develop and produce the proved reserves and abandonment costs, all based on current economic conditions at each year-end. There can be no assurance that the proved reserves will be produced in the future or that prices, production or development costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information. See Note 16 to the financial statements included herein for further discussion of the preparation of, and year-over-year changes in, our reserves estimate and calculation of the standardized measure of estimated future net cash flows from natural gas and oil reserves.

As previously noted, the Blugas settlement was accounted for as an acquisition of the Blugas ORRI claim with a corresponding increase to the expected future cash flows from our reserves. Our year-end December 31, 2024 reserve quantities included the 20% of 350 million standard cubic meters (approximately 2,472 106ft3) allocable to the Blugas ORRI in our proved gas reserves, however, the previously required payments to Blugas associated with the sale of such quantities are no longer reflected as cash outflows (costs) as if such amounts were paid to Blugas. As the cash outflows (costs) are no longer reflected as if paid to Blugas, such amounts are reflected in our December 31, 2024 reserve report as allocable to our unencumbered 33.5% working interest. Our year-end December 31, 2025 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 106ft3).

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

The following table provides a reconciliation of the GAAP standardized measure of discounted future net cash flows to PV-10 (non-GAAP) at December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(Thousands, unless otherwise noted)
Standardized measure of discounted future net cash flows	$87,728	$89,033
Present value of future income taxes discounted at a rate of 10%	32,795	18,169
Present value of net cash flows discounted at a rate of 10% (PV-10)	$120,523	$107,202

Acreage

The following table summarizes our acreage as of December 31, 2025 and 2024. As we have achieved first production at the Longanesi wells, we have classified 6,590 acres as developed (productive) acreage. We have not commenced production at the remaining wells, as such, the remaining acreage is considered undeveloped acreage.

	December 31, 2025	December 31, 2024
Production Concessions(1)
Total gross productive acreage	6,590	-
Total net productive acreage	2,208	-
Exploration Permits(2)
Total gross productive acreage	-	-
Total net productive acreage	-	-
Applications(3)
Total gross productive acreage	-	-
Total net productive acreage	-	-
Total gross productive acreage	6,590	-
Total net productive acreage	2,208	-

Production Concessions(1)
Total gross undeveloped acreage	13,275	24,142
Total net undeveloped acreage	13,275	19,710
Exploration Permits(2) (3)
Total gross undeveloped acreage	567,376	682,802
Total net undeveloped acreage	567,376	682,802
Applications(4) (5)
Total gross undeveloped acreage	1,580,205	1,623,209
Total net undeveloped acreage	1,580,205	1,623,209
Total gross undeveloped acreage	2,160,856	2,330,153
Total net undeveloped acreage	2,160,856	2,325,721

(1)	Encompasses three distinct production concession areas including Longanesi, Valle del Mezzano (Trava), and Gradizza. No expiries prior to 2032.

(2)	Encompasses 10 distinct permits. AleAnna has an active permit extension program in place. In the event that production is not established or if extensions are not granted by the Italian government, 130,558 net acres will expire by December 31, 2026 and an additional 331,845 acres will expire by December 31, 2027.

(3)	AleAnna has notified the Italian Ministry of its intent to relinquish 114,309 acres of Permits in 2026; these relinquishment notices have not yet been processed by the Ministry.

(4)	Encompasses 13 distinct areas and applications. Applications are rights of mineral development controlled by AleAnna whose activation may be deferred. AleAnna has not yet initiated activation, but has the right to do so in the future. Once AleAnna initiates activation the 1,580,205 net acres will have initial permit periods of six year.

(5)	AleAnna has notified the Italian Ministry of its intent to relinquish 1,255,429 acres of Applications in 2026; these relinquishment notices have not yet been processed by the Ministry.

Productive Wells

On March 13, 2025, AleAnna achieved a key milestone with the first production from its five wells in the Longanesi field and began recognizing revenue and related expenses, including depreciation and depletion, related to this production during the second quarter of 2025. We did not have any productive wells as of December 31, 2024. As of December 31, 2025, our Trava and Gradizza wells all required future investments to install production pipelines and production facilities prior to being fully completed and producible. As a result, as of December 31, 2025, five wells of Longanesi field were classified by DeGolyer as proved developed reserves. The remaining wells are classified as proved undeveloped reserves as such wells have not yet started production.

Drilling Activities

Our primary activities currently involve the tie-in of three Longanesi development wells together with our working interest partner, Padana. The Company had no exploratory or development drilling activity during the year ended December 31, 2025, or 2024. The completion of the gross Longanesi development well and workover and the completion of one additional Longanesi development well (0.335 net to our interest) were completed during the year ended December 31, 2023.

Following tie-in of the Longanesi wells and the installation of a temporary processing facility, we and Padana achieved first production of the five wells in the Longanesi field in March 2025. The permanent processing facility is under construction and will be installed in phases during 2026, with completion and commissioning expected in early 2027.

Net Volumes Sold, Prices and Production Costs

As of December 31, 2025, we generated approximately $22.4 million of revenue from sales of natural gas from the Longanesi field and approximately $2.7 million from sales of electricity from our RNG plants. As of December 31, 2024, we had not generated any revenue from our operations other than from sales of electricity of $1.4 million from two renewable gas assets that were purchased in July 2024.

Delivery Commitments

We are not currently party to any long-term delivery commitments as of December 31, 2025 or 2024.

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

Hydrocarbon exploration and production activities in Italy are governed mainly by Law no. 6/1957, “Exploration and production of liquid and gaseous hydrocarbons” and Legislative Decree No. 625 of November 25, 1996 “Implementation of Directive 94/22/EEC on the conditions for granting and using authorizations for the prospection, exploration, and production of hydrocarbons”. Mining titles are granted by a Decree of MASE. The two main types of mining titles are:

(a) Exploration permits — exclusive mining titles that can be requested on areas with a maximum footprint of 750 km2. If multiple operators request the same area, MASE manages a competitive process to select the permit holder. In addition to an initial six-year validation period, there are two possible extension periods of three years each. However, such periods may be subject to suspension for justified reasons. The exploration permit allows the acquisition of geophysical data as well as the permission to drill one or more exploratory wells. If the exploratory well yields a positive result and a new hydrocarbon field is identified, the operator may apply for a production concession, which, once granted, allows the deposit itself to be brought into production.

The reference legislation for issuing the exploration permit is the following:

●	art. 8 “Granting of permits”, paragraph 1, of the Presidential Decree. 18 April 1994, n. 484 “Regulation governing the procedures for awarding prospecting or exploration and granting concessions for the production of hydrocarbons on land and at sea”;

●	art. 6 “Awarding of the exploration permit, its dimensions and duration”, paragraph 4, of law 9 January 1991, n. 9 “Regulations for the implementation of the new national energy plan: institutional aspects, hydroelectric plants and power lines, hydrocarbons and geothermal energy, self-production and tax provisions”;

●	for onshore, art. 1, paragraph 7, letter n) of law 23 August 2004 n. 239 “Reorganization of the energy sector, as well as delegation to the Government for the reorganization of the provisions in force on energy”.

●	The exploration permit is issued following a single procedure, governed by article 1 paragraphs 77 and 79 of law 23 August 2004, n. 239. MASE reviews the project after hearing the opinion of a consultative body, the Ministerial commission on hydrocarbons (CIRM), within which the competent state and regional administrations are represented. The projects are subjected to the environmental eligibility procedure and/or the expression of an environmental compatibility judgment by the MASE or the Region concerned. MASE then issues onshore permits in agreement with the regions involved.

(b) Production Concessions are exclusive mineral titles requested on a portion of the exploration permit area where a new hydrocarbon field was discovered (with a maximum area of 300 km2). In addition to an initial validation period of 20 or 30 years, an operator may apply for further extension period of 10 years and then for further extension periods of five years until the end of the field economic life. All activities relating to the production of hydrocarbons can be carried out within the scope of a production concession, including the drilling of development wells and construction of facilities. Production concessions are awarded to the holders of exploration permits so long as liquid and/or gaseous hydrocarbons are found and so long as the operator demonstrates adequate economic and technical capacities.

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

The initial duration of an exploration permit is six years, with the possibility of obtaining two three-year extensions and an additional one-year extension to complete activities underway. We have an active permit extension program in place. In the event that production is not established or if extensions are not granted by the Italian government, our permits will expire on December 31, 2026 and December 31, 2027. Applications are rights of mineral development controlled by us whose activation may be deferred. we have not yet initiated activation, but has the right to do so in the future. Once we initiates activation the respective net acres will have initial permit periods of six years. Upon each of the three-year extensions, 25% of the area under exploration must be relinquished to the State of Italy (only for initial acreage larger than 300 square kilometers). The initial duration of a production concession is up to 30 years, with the possibility of obtaining a ten-year extension and additional five-year extensions until the end of the field economic life.

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

Article 2, paragraph 3, of the Decree-Law 153/2024 stated that the granting of extensions of hydrocarbon production concessions must also take into account the reserves and extraction potential still to be produced and the time required to complete their rational production up to the useful life of the deposit. The concession area that is functional for production and the exploration and development activities still to be carried out must also be duly taken into account, with the areas no longer functional being re-zoned.

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

Regardless of the validity and the effects of PiTESAI, such plan did not entail any significant and adverse consequence on our development and producing activities in relation to its Italian concessions and concession applications. Some permits where investments on exploration had been made were affected by the plan and part or all of their areas was declared incompatible. Since the PiTESAI was voided, we now hope to be able to start again exploration activity on part of the areas declared incompatible by the PiTESAI. On December 13, 2024, we, as requested by MASE, notified MASE of our willingness to reacquire the mining titles and permit applications with the original extension.

Royalties

The Hydrocarbons’ Laws require the payment of royalties for hydrocarbon production. As per Legislative Decree No. 625 of November 25, 1996, subsequent modifications and integrations (the last modification was introduced by Law 160/2019 — Budget Law 2020, art. 1 par. 736 & 737) and Law Decree No. 83 of June 22, 2012, royalties are equal to 10% for gas and oil productions onshore, to 10% for gas and 7% for oil offshore, with exemptions only for on shore gas concessions with production lower than 10 MMsmc/year and off shore gas concessions with production lower than 30 MMsmc. (Only in the Autonomous Region of Sicily, following the Regional Law No. 9 of May 15, 2013, royalties onshore for oil and gas are equal to 20.06%, with no exemptions).

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

In addition, a gas balancing regime has entered into force since October 2016 as an evolution of the one already in place and in compliance with the EU regulatory framework. This system is based on the principle that network users have to balance their daily position, also in accordance with the timely information provided by the TSO about daily gas consumption. The new gas balancing regime provides the incentive for shippers to balance their position via penalizing imbalance prices and at the same time provides the possibility for shippers to modify intra-day their gas flow nominations and to trade on the market with other shippers and/or with the TSO itself (that can access the market under some constraints, in order to address overall system balancing needs that may arise on top of shippers’ activities).

Following the liberalization of the natural gas sector introduced in the year 2000 by Decree No. 164, prices of natural gas in the wholesale market, which includes industrial and power generation customers are freely negotiated. However, the ARERA (the Italian Regulatory Authority for Energy, Networks and Environment) retains a power of surveillance on this matter as per Law No. 481/1995 (establishing the ARERA) and Legislative Decree No. 164/2000. Furthermore, the ARERA is still entrusted (as per the Presidential Decree dated October 31, 2002) with the power of regulating natural gas prices to residential customers, also with a view of containing inflationary pressure deriving from increasing energy costs. Consistently with those provisions, companies which sell natural gas to residential customers are currently required to offer to those customers the regulated tariffs set by ARERA beside their own price proposals.

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

The Italian Government has adopted a number of various measures to contain retail prices such as:

●	cancellation of general system charges;

●	strengthening of social bonuses.

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

Renewable Natural Gas

The permitting framework provided by the Legislative Decree No. 190 of November 25, 2024 on “Regulation of administrative regimes for the production of energy from renewable sources, pursuant to Article 26, paragraphs 4 and 5, letters b) and d), of Law No. 118 of August 5, 2022.” requires for the construction and operation of biomethane production facilities and related modification projects:

●	the “Simplified Authorization Procedure” (“S.A.P.”):

a)	“for new biomethane production facilities with a production capacity, not exceeding 500 standard cubic meters/hour;

b)	developments on operating biomethane production facilities that do not result in an increase in the area already modifications, including the strengthening, repowering, refurbishment, reactivation and reconstruction, even complete, of existing, authorized or licensed renewable energy plants for the production of electricity, with the exception of biomethane production plants, provided that they do not result in an increase in the area occupied by the existing plant of more than 20 percent;

c)	for partial or complete reconversion to biomethane production not exceeding 500 standard cubic meters/hour of power generation facilities fueled by biogas;

d)	for developments on operating biomethane production facilities that do not result in an increase in the area already subject to authorization, or in any changes in the types of matrices already authorized, subject to the following conditions:

1.	the nameplate of the upgrading system indicates the production capacity value resulting from the implementation of the developments:

in the case of grid-connected facilities, there is the willingness of the grid operator to inject the additional volumes resulting from the implementation of the developments;

2.	in the case of grid-connected facilities, there is the willingness of the grid operator to inject the additional volumes resulting from the implementation of the developments;

3.	the operations do not involve any changes in the types of matrices already authorized any increase in areas dedicated to anaerobic digestion is no more than 50 percent of those already authorized.”

●	the “Sole Authorization” (“S.A.”) in other cases.

The application for the S.A. procedure, defined by article 9 of the Legislative Decree No. 190 of November 25, 2024, is submitted by the proponent to the competent region. Within 10 days the documents are published by the authority granting the authorization. Within the following 20 days the competent authorities shall verify and may request the proponent integrations to be filed within 30 days and might be extended 90 days upon request by the proponent. The authority granting the authorization shall proceed to convene the “service conference” which is the meeting attended by all public bodies interested in the project to give opinions of competence or request clarifications from the proponent. The proceedings for the S.A. are ordinarily closed within 120 days of the services conference, and in cases where the “environmental impact assessment” proceedings are started it may be suspended for up to 90 days. The procedure ends with the adoption of the managerial determination of the competent region.

The application for the S.A.P. procedure, defined by article 8 of the Legislative Decree No. 190 of November 25, 2024, is submitted by the proponent to the municipality at least 30 days before the start of work on the plant. Within 30 days of the application, the municipality must verify the conditions of the S.A.P.; alternatively, after the 30-day period has elapsed, the application is considered granted.

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

The incentive consists in an allocation of a certificate for every 10 Gcal of biomethane produced and partial subsidies on investments on biomethane facilities. The certificate has a market value since fossil fuel marketers have to sell a minimum percentage of biofuels annually, for which they receive the same certificates.

In order to access to incentives, producers must comply with legal and technical regulations governing the quality and certification of the produced biomethane, verified by the competent Authority (Gestore dei Servizi Energetici SpA, GSE).

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

At the end of 2020, the Ministerial Decree of October 2014 on conditions, criteria and implementation of biofuels (conventional and advanced) obligations for suppliers was modified. Among the novelties, were introduced the increase of the overall 2021 target from 9% to 10% and a new additional target of 0-5% of advanced liquid biofuels to be mandatory blended by each supplier (outside the incentive scheme provided by DM 2018).

Law 238/2021 (European Law 2019-2020) confirmed the GHG saving requirement (6%) previously set for the year 2020 only and revised the calculation methodology for the current 7% maximum threshold for food-and-crop derived biofuels. The law excludes from the calculation fuels based on double counting feedstock.

The Directive (EU) 2018/2001 on the promotion of the use of energy from renewable sources has been transposed with the Legislative Decree No 199/2021. The Decree set new targets for RES penetration in the transport sector (16%) and introduced some innovations in the transport sector’s regulatory framework: (i) palm-oil, PFAD and EFB based fuels cannot contribute to RES targets in the transport sector. However, they can be taken into account if certified as low-ILUC risk (ii) biomethane support schemes — as defined by the Ministerial Decree of March 2, 2018 — have been updated (iii) Recycled Carbon Fuels count as renewable towards the general target, on the basis of the upcoming EU delegated acts and (iv) confirms the use of some wastes as feedstock for the production of biofuels.

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

Customers

As of December 31, 2025, we have generated $22.4 million of revenue from sales of natural gas from the Longanesi field and $2.7 million of revenue from sales of electricity. Our customers primarily consists of Shell as well as industrial, power generation and residential customers throughout Italy and into the southern EU, As of December 31, 2024, we generated $1.4 million of revenue from sales of electricity from two renewable gas assets that were purchased in July 2024.

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

Renewable Natural Gas

Competition in this rapidly emerging market space is still evolving in Italy. While some private equity groups are beginning to explore Italian renewable natural gas opportunities, the landscape remains fragmented. However, in the recent past, Eni and midstream operator SNAM attempted early entry by acquiring approximately 50 operational anaerobic digesters. Eni has since sought at least partial divestment of these assets and an exit from the biomethane production market in order to focus on other Renewables initiatives. Other major energy firms such as Royal Dutch Shell, BP, and Total have focused their early efforts on attempts to lock up longer-term biomethane marketing agreements but have yet to actively invest in biomethane production operations.

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

Raw Materials and Suppliers

Conventional Natural Gas

We have access to numerous sources of oilfield supplies and services in Italy, and we will use specific vendors on each project based upon a combination of availability, cost-effectiveness, availability of specific equipment, and performance reputation. Examples of vendors we have used in the past and are likely to use for future operations include:

Category	Vendors
Drilling rigs and laborers	Pergemine SpA, LP Drilling
Well logging and evaluation	Schlumberger, Baker Hughes
Well casing, cementing and completion services	Schlumberger, Halliburton, Baker Hughes, Weatherford
Drill bits and downhole equipment	Schlumberger, Baker Hughes
Plant engineering and construction	Rosetti Marino, Max Streicher, Italfluid, TESI
Seismic acquisition	Geofizyka Torun, Geotec, Schlumberger, Doland Geophysical
Purchase of existing Seismic	Eni, CGG, Fugro
Seismic processing	Tricon, CGG
Seismic and well log interpretation software	Schlumberger, S&P Global (IHS Markit), GeoSoftware
Well testing	Schlumberger, Dajan, Italfluid, SMAPE

Renewable Natural Gas

We have had discussions with, and in some cases, entered into agreements with providers of investment opportunities, project developers, commodity traders for the supply of agricultural waste, bio-digester manufacturers, upgrading facility suppliers, and major marketing groups. Examples of vendors we are currently engaged with include:

Category	Vendors
Investment opportunities	VLF Srl
Project developers	Renove Srl, MFZ
Commodity traders	Rivecom, HBA, Conages, Biological Care
Bio-digester manufacturers	Rota Srl, Micropower, Corradi e Ghisolfi, BTS
Biomethane upgrading facilities	Prodeval Srl, AB, Nippongases, Nordsol
Marketing groups	Shell Energy Europe, ENI

Human Capital Resources

As of December 31, 2025, we had nine full-time employees and engaged seven contractors on a part-time basis, and one contractor on a full-time basis. Our workforce is concentrated in Italy (principally in the Rome and Milan areas). The working relationship for employees in Italy is regulated by the pertaining collective work agreement, which provides for the basic standard conditions applicable depending on the employee’s level of seniority. In Italy, levels of welfare and social security are guaranteed. We have a seasoned leadership team with over 100 years of cumulative experience in the conventional and renewables industry. Our employees are a key factor to our strategies, and we are committed to maintaining a workplace free of any discrimination and to establishing appropriate measures for health and safety at work, as well as for professional development, equal opportunities and work-life balance. Our management team places significant focus and attention on matters concerning our human capital assets and is focused on expanding our diversity, enhancing capability development, and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our talent pipeline. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing.

Corporate Information and Facilities

AleAnna is a corporation incorporated under the laws of Delaware. Our headquarters is currently in Dallas, Texas, and houses our US-based management team and certain support individuals. Our Italian management team is housed in Rome and Milan, Italy-based offices. Our website is located at www.aleannainc.com.

Leasing our facilities gives us the flexibility to expand or reduce our office space as appropriate. We believe our current facilities are adequate for our current operating needs, and we anticipate that we will have access to other facilities, through future contractual arrangements, for development, testing, and production.

We have completed or partially completed production facilities for conventional natural gas at the Longanesi field (near Lugo, Italy), the Gradizza Field (near Copparo, Italy), and the Trava Field (near Ostellato, Italy). These conventional gas facilities do not require human intervention on a 24/7 basis and thus house no field staff. We have existing facilities and/or land under construction for renewable natural gas at the Campagnatico plant (Tuscany) and, following a successful acquisition, we expect to begin upgrading construction on the Casalino (Fattoria Delle Jersey) plant near Milan.

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

Item 1A. Risk Factors

Any investment in shares of our securities involves a high degree of risk. The following risks and other information in this Form 10-K or incorporated in this Form 10-K by reference, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read carefully before investing in our securities. However, such risks are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect us. If any of the risks described herein materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, you may lose all or part of your investment. This Form 10-K is qualified in its entirety by these risk factors.

Risks Related to our Conventional Natural Gas Business and the Conventional Natural Gas Industry

We currently have few producing properties and there is no assurance that we will be able to convert our pending exploration drilling to producing wells. If our assets are not commercially productive of natural gas, any funds spent on exploration and production may be lost.

As of December 31, 2025, many of our properties were not connected to midstream transportation, nor had we engaged service providers or contractors necessary for the productive development of such assets. There is no assurance that we will be able to obtain the midstream transportation or services necessary at economic costs, if at all. We are dependent on establishing sufficient reserves for additional cash flow and a return of our investment. If our properties are not economic, all of the funds that we have invested, or will invest, will be lost.

The development of our estimated PUDs may take longer and may require higher levels of capital expenditure than we currently anticipate. Therefore, our estimated PUDs may not ultimately be developed or produced.

Most of the reserves attributable to our properties are undeveloped. Development of proved undeveloped reserves may take longer and require higher levels of capital expenditure than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our PUDs as unproved reserves.

While we have drilled and tested certain exploration and development wells, we have no history of converting the exploration and development wells to producing natural gas wells and there can be no assurance that we will successfully establish natural gas operations or profitably produce natural gas.

We achieved first production of five drilled and tested wells in the Longanesi field in March 2025, following the installation of the temporary processing facility. The permanent processing facility is expected to be constructed through 2026 and commissioned in 2027. Natural gas exploration and production have a high degree of risk. The future development of a significant portion of our properties will require obtaining permits and may require additional financing. As a result, we are subject to all of the risks associated with establishing new drilling operations and business enterprises, including, among others:

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

We face many of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and competition. There is no assurance that our business will be successful or that we can operate profitably long-term. We may not be able to effectively manage the demands required, such that we may be unable to implement our business plan.

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

In 2015, the Italian government published the Law 208/2015 which prohibited research, prospection and exploitation in waters within a 12-mile limit of the Italian Peninsula. Rockhopper Italia S.p.A., Rockhopper Mediterranean Ltd, and Rockhopper Exploration Plc (collectively, “Rockhopper”), was subsequently denied an application for an offshore production concession which had been pending since 2008. Rockhopper filed a request for arbitration to the International Center for the Settlement of the Investment Disputes (ICSID) against Italian Republic for the latter’s alleged failure to fulfill the legislative and regulatory commitments made in relation to the investments in the Ombrina Mare oil and gas field located off the Italian coast in the Adriatic Sea (ICSID Case no. ARB/17/14). On August 23, 2022, Italy was ordered to pay compensation to Rockhopper for the breach of its obligations. The Italian Republic sought to annul the award, and the related proceeding is still pending at ICSID for the decision of the “ad hoc Committee”. The Italian Republic also filed a request to continue the stay of the enforcement of the award. On April 24, 2023, the “ad hoc Committee” issued a decision on the provisional stay of enforcement of the award, providing that the provisional stay of enforcement is set to be lifted once Rockhopper puts in place relevant escrow arrangements. Similarly, the enactment of a legislative ban on exploration and production could result in indirect expropriation of our investment and assets.

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

Many factors may curtail, delay or cancel our scheduled drilling projects, or the development schedule, including the following:

●	delays imposed by or resulting from compliance with regulatory requirements, including limitations resulting from permitting, emission of greenhouse gases (“GHGs”), and other limitations and regulatory requirements;

●	intervention by local or federal governments or a foreign sovereign, such as appropriation of assets or technology or imposition of a ban on exploration or production activities;

●	shortages of or delays in obtaining equipment, rigs, materials or qualified personnel;

●	supply chain disruptions or labor shortage impacts;

●	equipment failures, accidents or other unexpected operational events;

●	lack of available capacity on interconnecting transportation pipelines;

●	adverse weather conditions, such as flooding, droughts, freeze-offs, landslides, blizzards and ice storms;

●	exposure to acts of terrorism or military or other armed conflict or political instability in regions that affect our business or operations;

●	issues related to compliance with environmental regulations;

●	environmental hazards;

●	declines in natural gas market prices;

●	limited availability of financing at acceptable terms;

●	ongoing litigation or adverse court rulings;

●	public opposition to our operations;

●	title, surface access, coal mining and right of way issues; and

●	limitations in the market for natural gas.

In addition, we may become subject to additional laws or regulations issued by federal or state government bodies, which are subject to influence resulting from frequent changes in political party control or changes to political priorities or policies. We may need to adapt compliance strategies and operations to meet new regulatory requirements, which can be costly and time-consuming.

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

Natural gas prices are affected by a number of factors beyond our control, including many of which are unknown and cannot be anticipated, and we cannot predict with certainty future potential movements in the price for these commodities.

Our primary business involves the exploration, production and sale of natural gas. Consequently, our revenue, profitability, future rate of growth, liquidity and financial position depend upon the market prices for natural gas in Italy.

The prices for natural gas in Italy have historically been volatile and have been particularly volatile in recent years. We expect commodity price volatility to continue in the future due to macroeconomic uncertainty and geopolitical tensions.

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

Prolonged low, and/or significant or extended declines in natural gas prices may adversely affect our revenues, operating income, cash flows, financial projections, and financial position, particularly if we are unable to control our development costs during periods of lower natural gas prices. Declines in prices could also adversely affect our drilling activities and the amount of natural gas that we can produce economically, which may result in our having to make significant downward adjustments to the value of our assets and could cause us to incur non-cash impairment charges to earnings. Reductions in cash flows from lower commodity prices may require us to incur debt or reduce our capital spending, which could reduce our production and our reserves, negatively affecting our future rate of growth.

A financial crisis or deterioration in general economic, business or geopolitical conditions could materially adversely affect our operations and financial condition.

Concerns over global economic conditions, stock market volatility, energy costs, geopolitical issues (including continued hostilities between Russia and Ukraine as well as other conflicts, including in the Middle East), inflation and central bank interest rate fluctuations in response thereto, the availability and cost of credit, and slowing of global economic growth and fears of a recession have contributed and may continue to contribute to increased economic uncertainty and diminished expectations for the global economy. Global economic conditions, geopolitical issues and inflation have and may continue to constrain global and domestic supply chains, which may in the future impact our ability to develop our reserves in accordance with our drilling and completions schedule. Additionally, global economic conditions have a significant impact on commodity prices and any stagnation or deterioration in global economic conditions could result in decreased demand and, thus, lower prices for natural gas. Such uncertainty could also result in higher natural gas prices, which could potentially result in increased inflation worldwide and could negatively impact demand for natural gas.

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

Our business is capital intensive. We make and expect to continue to make substantial capital expenditures for the development and acquisition of natural gas reserves, as well as related infrastructure. If these projects are undertaken, they may not be completed on schedule, at the budgeted cost or at all. To date, we have invested approximately $250m in the initial development of our properties. While we expect to be able to fund our future growth primarily out of cash currently on our balance sheet, from cash flow from the Longanesi, Trava, and Gradizza developments, and through recycling of cash flow from future developments, we do not have available commitments from debt financing sources. While we are exploring Resource Backed Loan (“RBL”) financing products with several financial institutions, there is no guarantee that such financing will be available to us. We believe that the cash currently on our balance sheet is sufficient, at a minimum, to cover general and administrative expenses and continue operating our revenue-producing assets through at least the end of the first quarter of 2027.Despite first production at Longanesi being achieved in March 2025 and having adequate cash on hand to cover general and administrative expenses and maintain operations, we may be required to curtail discretionary development efforts on Gradizza, Trava, renewable natural gas asset acquisitions, and other conventional prospects. Lower-than-expected cash flow from or an interruption in operations of Longanesi, combined with delays in development of Gradizza, Trava, renewable natural gas asset acquisitions, and other conventional prospects may lead to a deteriorated financial condition, erode potential value due to delays in our discretionary developments, and adversely affect our results of operations.

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

To manage our exposure to price risk, we may in the future enter into derivative arrangements, utilizing commodity derivatives with respect to a portion of our future production. Such hedges are designed to lock in prices in order to limit volatility and increase the predictability of cash flow. These transactions may be required to the extent we utilize RBL financing in the future and limit our potential gains if natural gas prices rise above the price established by the hedge, and we may be required to post cash collateral or letters of credit with our hedge counterparties to the extent our liability under the derivative contract exceeds specified thresholds, which would negatively impact our liquidity. Derivative transactions may expose us to the risk of financial loss in certain circumstances, including instances in which our production is less than expected or an event materially impacts natural gas prices or the relationship between the hedged price index and the natural gas sales price.

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

Risks Related to our Renewable Natural Gas Business and the Renewable Natural Gas Industry

Our strategic success and financial results depend on our ability to identify, acquire, develop and operate natural gas plants.

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

Our ability to acquire, develop and operate renewable natural gas plants, is subject to various risks, including:

●	regulatory changes that affect the value of renewable natural gas, including revisions to government sponsored price floors and any potential inability to qualify or potential disqualification from such programs, which could have a significant effect on the financial performance of the number of potential plants with attractive economics;

●	regulatory changes that imposed restrictions on the type of feedstock we are allowed to use;

●	changes in energy commodity prices, such as natural gas and wholesale electricity prices, which could have a significant effect on our revenues and expenses;

●	changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport renewable natural gas on pipelines for delivery to third parties or increase the costs of processing renewable natural gas to allow for such deliveries;

●	changes in the broader waste collection industry, including changes affecting the waste collection and biogas potential of the farming industry, which could limit the renewable natural gas resource that we currently target for our plants;

●	substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, including those related to engineering and environmental problems, inclement weather and labor disruptions;

●	in order to construct new commercial and modify existing production facilities, we typically face a potentially lengthy and variable design, fabrication, and construction development cycle that requires resource commitments and may create fluctuations in whether and when revenue is recognized;

●	operating risks and the effect of disruptions on our business, including the effects of weather conditions, catastrophic events such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events on us, our customers, suppliers, distributors and subcontractors;

●	accidents involving personal injury or the loss of life, as a result of work conditions including, but not limited to, hazardous worksite site conditions and gas exposure;

●	the ability to obtain financing for a project on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete plants and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

●	failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights and building permits;

●	a decrease in the availability, pricing and timeliness of delivery of raw materials and components necessary for the operation of plants;

●	obtaining and keeping in good standing permits, authorizations and consents from governmental organizations;

●	unknown regulatory changes for renewable natural gas which may increase the transportation cost for delivering under contracts in place;

●	the consent and authorization of local utilities or other energy development off-takers to ensure successful interconnection to energy grids to enable power and gas sales; and

●	difficulties in identifying, obtaining and permitting suitable sites for new plants.

Any of these factors could prevent us from acquiring, developing, or operating plants, or otherwise adversely affect our business, financial condition and results of operations.

Acquiring existing plants involves numerous risks.

The acquisition of existing renewable natural gas plants or conventional assets involves numerous risks, many of which may be undiscoverable through the due diligence process, including exposure to previously existing liabilities and unanticipated costs associated with the pre-acquisition period; difficulty in integrating the acquired plants into our existing business; and, if the plants are in new markets, the risks of entering markets where we have limited experience, less knowledge of differences in market terms for gas rights agreements and off-take arrangements. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such plants. A failure to achieve the financial returns we expect when we acquire renewable natural gas plants or conventional assets could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition, and results of operations. Risks related to acquiring existing plants, include:

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

Certain persons, associations and groups could oppose renewable energy plants in general or our plants specifically, citing, for example, misuse of water resources, landscape degradation, land use, food scarcity or price increase and harm to the environment. Moreover, regulations may restrict the development of renewable energy plants in certain areas. Biogas production activities (both conventional natural gas and renewable natural gas) are subject to several environmental laws and regulations. The main environmental legislation governing environmental matters for our renewable natural gas developments is the Consolidated Environmental Act issued by Legislative Decree 152/2006.

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

As a result, renewable energy plants we currently plan to develop or, to the extent applicable, are developing, may not ultimately be authorized or accepted by the local authorities or the local population. For example, the local population could oppose the construction of a renewable energy plant or infrastructure at the local government level, which could in turn lead to the imposition of more restrictive requirements. This type of negative response may lead to legal, public relations or other challenges that could impede our ability to meet our construction targets, achieve commercial operations for a project on schedule, address the changing needs of our plants over time or generate revenues.

If a significant portion of the local population were to mobilize against a renewable energy plant, it may become difficult, or impossible, for us to obtain or retain the required building permits and authorizations. Moreover, such challenges could result in the cancellation or modification of existing authorizations including adoption of additional mitigation requirements or even, in extreme cases, the dismantling of existing renewable energy plants.

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

A decrease in acceptance of renewable energy plants by local populations, an increase in the number of legal challenges, or an unfavorable outcome of such legal challenges could adversely affect our business, financial condition and results of operations. We may also be subject to labor unavailability due to multiple simultaneous plants in a geographic region. If we are unable to grow and manage the capacity that we expect from our plants in our anticipated timeframe, it could adversely affect our business, financial condition and results of operations.

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

A decline in prices for certain fuels or reduced Italian governmental incentives for renewable energy sources, or renewable natural gas specifically, could also make renewable natural gas less cost-competitive on an overall basis. If the price of alternative energy sources falls, including crude oil, any revenues that we generate from renewable natural gas could decline and we may be unable to produce products that are a commercially viable alternative to alternative energy sources. Further, throughout the central and southern EU (but primarily focused in Italy and Germany), member states’ interest in creating new sources of renewable energy has supported the construction of nearly 10,000 biogas and biomethane production facilities over the past 15 years. However, the Italian government’s financial incentives and subsidies supporting these activities are set to expire in June 2027 absent additional government action and are expected to be replaced by attractive biomethane incentives. Such incentives are designed to bring biomethane into the national pipeline transmission system in order to deliver the gas to higher efficiency, utility-scale, natural gas power generation stations. In order to continue biogas operations, the farms are forced to seek a new use for the product, which will be dominated by conversion to biomethane. To support this conversion, the Italian government has implemented a government-backed biomethane floor price through the end of 2039 of €124 per MWh, equivalent to $37.60 per (103ft3). If pricing of alternative energy sources becomes more favorable or the Italian government revises its energy policy to suspend or halt financial support of renewable natural gas, our business, financial condition and results of operations will be adversely affected.

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

In the renewable natural gas industry, we believe our primary competitors will be other renewable natural gas companies with existing plants and farm owners that either operate their own renewable natural gas plants or may do so in the future. Increased competition for such plants, equipment, and suppliers may increase the price we pay for the acquisition costs for existing plants or the amount we have to pay farm owners in the form of equity interests or feedstock supply contracts, which may have a material adverse effect on our results of operations. We may also find ourselves competing more frequently with farm owners to the extent they decide to develop their own renewable natural gas plants, which would also reduce the number of opportunities for us to develop new renewable natural gas plants. While we anticipate receiving the subsidized floor price for our renewable natural gas, we may also compete with other renewable natural gas developers for production off-take agreements with existing and potential buyers of renewable natural gas.

Our renewable energy plants may not produce expected levels of output, and the amount of renewable natural gas actually produced at each of our plants will vary over time and, when a farm closes, eventually decline.

Farms contain organic material whose decomposition causes the generation of gas consisting primarily of methane, which renewable natural gas plants use to generate renewable natural gas or renewable electricity, and carbon dioxide. The estimation of renewable natural gas production volume may be inaccurate and can lead to an inexact process and is dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, weather conditions and the capacity and construction of the farm. Production levels are subject to a number of additional risks, including illness and disease risks in the farm’s agriculture producing the waste feedstock, a failure or wearing out of our or our farm owners’ or operators’ equipment, an inability to find suitable replacement equipment or parts, lower than expected supply or quality of the project’s source of renewable natural gas and faster than expected diminishment of such renewable natural gas supply, or volume disruption in our fuel supply collection system. As a result, the amount of renewable natural gas actually produced by the farm sites from which our production facilities will collect renewable natural gas or the volume of electricity or renewable natural gas generated from those sites may in the future vary from our initial estimates, and those variations may be material.

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

While we expect to own the anaerobic digesters and upgrading units and underlying land on the farm sites in which our plants will operate, we will not own the entirety of farm sites and we may only own equipment and enter into surface or easement leases. Therefore, we may depend on contractual relationships with, and the cooperation of, the farm site owners and operators for our operations. We cannot guarantee that we will be able to renew any feedstock supply contracts that expire in the future on commercial terms that are attractive to us or at all. Any failure to do so, or any other disruption in the relationship with any of the farm operators from whose farm sites our plants reside on, may have a material adverse effect on our business operations, prospects, financial condition and operational results.

In addition, the ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens (such as tax liens) and other easements, lease rights and rights-of-way of third parties that were created prior to our plants’ easements, leases and rights-of-way. As a result, some of our plants’ rights under these easements, leases or rights-of-way may be subject, and subordinate, to the rights of those third parties. In the event we do not own the land underlying our facilities, we may not be able to protect our operating plants against all risks of loss of our rights to use the land on which our plants are located, and any such loss or curtailment of our rights to use the land on which our plants are located and any increase in rent due on such lands could adversely affect our business, financial condition and results of operations.

The financial performance of our business depends upon tax and other governmental incentives for renewable energy generation, any of which could change at any time and such changes may negatively impact our growth strategy.

Our financial performance and growth strategy depend in part on government policies that support renewable generation and enhance the economic viability of owning renewable natural gas or renewable electric assets. If we are unable to utilize government incentives to acquire additional renewable assets in the future, or the terms of such incentives are revised in a manner that is less favorable to us, we may suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Investor advocacy groups, certain institutional investors, investment funds and other influential investors have in the past increased attention to climate change, circular economy, and other ESG matters, as well as investor and societal expectations regarding voluntary ESG disclosures and consumer expectations regarding sustainability may result in increased costs, reduced demand for our products, or other adverse impacts on our business, results of operations, and financial condition. For example, renewable natural gas faces competition from several other low-carbon energy technologies, such as solar or wind energy production, among others. Regulatory bodies may adopt rules that substantially favor certain energy alternatives over others, which may not always include renewable natural gas. Additionally, energy generation from the combustion of renewable natural gas results in GHG emissions. Fines, carbon taxes, or additional infrastructure to control methane emissions at both our conventional and renewable natural gas facilities may increase our costs. As such, certain consumers may elect not to consider renewable natural gas for their renewable energy or other ESG goals. The trend of increased environmental regulation is not linear and can fluctuate depending on the administration and jurisdiction, even within the same country. For example, at the same time, “anti-ESG” sentiment has recently gained momentum with a number of stakeholders, government entities, regulators and lawmakers. The proposal or enactment of anti-ESG legislation, regulation, policies and enforcement priorities may result in increased scrutiny, reputational risk, lawsuits or market access restrictions. We cannot foresee the potential impact and unintended consequences that future executive actions or the changes in enforcement of existing laws, rules, and orders may have on our business. Though we are closely following developments in this area and changes in the regulatory landscape in the United States and other jurisdictions, we cannot predict with precision or quantify how or when challenges may arise and ultimately impact our business.

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

Risks Related to Foreign Operations and Regulatory Matters

Our primary operations are in Italy, making us vulnerable to risks associated with operating in one geographic area and we are subject to political, economic and other uncertainties.

All of our natural gas assets and renewable gas assets are currently located in the country of Italy with risks may include, among other things:

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

AleAnna’s businesses are also subject to regulatory risks mainly in Italy’s domestic market. The Italian Regulatory Authority for Energy, Networks and Environment (the “Authority”) is entrusted with certain powers in the matter of natural gas and power pricing. Specifically, the Authority retains a surveillance power on pricing in the natural gas market in Italy and the power to establish selling tariffs for the supply of natural gas to residential and commercial users who are opting for adhering to regulated tariffs until the market is fully opened. Developments in the regulatory framework intended to increase the level of market liquidity or of deregulation or intended to reduce operators’ ability to transfer to customers cost increases in raw materials may negatively affect future sales margins of gas and electricity, operating results, and cash flow.

All of our natural gas and renewable gas properties are located in the country of Italy, making us vulnerable to risks associated with operating in one geographic area.

While we maintain access to acreage across Italy, all of our physical conventional natural gas assets, and most of our permits, are located in the Po Valley in Northern Italy and all of our current renewable natural gas assets are located in the region of Tuscany in Central Italy. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, appropriation and banning, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic natural gas producing areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. We operate in geographic areas with a constantly evolving political landscape, to the extent regulatory regimes or prohibitions are implemented or return in the areas in which we operate, our business will be disproportionately affected due to our geographic concentration. Due to the concentrated geographic nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Additionally, we do not hold title to our properties, but hold exploration permits and exploitation concessions granted by the Italian government. Under Italian law, each exploration permit is an exclusive right to explore for hydrocarbons and is subject to two renewals of three years each, being granted after the initial term of six years (article 6, paragraph 4, of Law 9/1991). To the extent we are unable to timely renew or obtain permits, our operations could be delayed or interrupted. Such delays or interruptions could have a material adverse effect on our business, financial condition and results of operations.

We currently have global operations, including in Italy, which subjects us to additional anti-corruption, anti-bribery, anti-money laundering, trade compliance, economic sanctions and similar laws, and non-compliance with such laws may subject us to criminal or civil liability and harm our business, financial condition and/or results of operations. We may also be subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

We currently have global operations, including in Italy, which subjects to the U.S. Foreign Corrupt Practices Act of 1977, as amended, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we engage in international operations, sales and business with partners and third-party intermediaries to market our products, we may be required to obtain additional permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. If third-party intermediaries, or our employees, agents, representatives, contractors, or partners engage in violations while engaging in business on behalf of the Company, we may be subject to criminal or civil liability, even if we do not authorize such activities.

Our results of operations, financial condition and cash flows could be adversely affected by changes in currency exchange rates.

We are exposed to foreign currency risk from our foreign operations. A weakening U.S. dollar will have the effect of increasing costs, while a strengthening U.S. dollar will have the effect of reducing operating costs. The exchange rate between the Euro and the U.S. dollar has fluctuated in recent years in response to international political conditions, general economic conditions, and other factors beyond our control. Our financial statements, presented in U.S. dollars, may be affected by foreign currency fluctuations through both translation risk and transaction risk.

We do not currently utilize derivative instruments to manage these foreign currency risks. As a result, our consolidated earnings and cash flows may be impacted by movements in the exchange rates.

Our business may be affected by changes in applicable sanctions or export controls laws and regulations. Similarly, significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.

Our international operations expose us to compliance obligations and risks under applicable economic sanctions, export controls and trade embargoes, such as those imposed, administered and enforced by the United States and the United Kingdom and other relevant sanctions authorities. In response to ongoing military hostilities between Russia and Ukraine, the United States, the United Kingdom, the European Union, and other jurisdictions imposed new and additional economic sanctions, export controls and other trade restrictions targeting Russia, Belarus and certain regions of Ukraine, including measures that impose: (i) restrictions on engaging in specified activities or transactions, or any and all activities and transactions, with, involving or for the benefit of certain designated Russian and Belarusian entities or individuals; (ii) a specific prohibition on new investment in the Russian energy sector, broadly defined to include the procurement, exploration, extraction, drilling, mining, harvesting, production, refinement, liquefaction, gasification, regasification, conversion, enrichment, fabrication or transport of petroleum, natural gas, liquified natural gas, natural gas liquids, or petroleum products or other products capable of producing energy; and (iii) a broad prohibition on new investment in Russia.

Additionally, the ongoing conflicts in the Middle East, the political, economic and social instability in Venezuela and the Russian invasion of Ukraine and related sanctions have collectively disrupted supply chains for crude oil and natural gas in certain of the markets in which we operate. The Russia-Ukraine conflict and other geopolitical tensions, as well as the related international response, have exacerbated global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related uncertainties. Such shortages have resulted in, and may continue to result in, cost increases for labor, fuel, materials and services, and could continue to cause costs to increase and also result in the scarcity of certain materials. Any economic slowdown or recession in Europe or globally, including as a result of such supply chain disruptions or sanctions, may also impact demand and depress the price for crude oil, natural gas or other products, which could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity. Further, the ongoing conflicts in the Middle East and political, economic and social instability in Venezuela could escalate into broader conflicts or greater economic and social instability that could further disrupt energy operations and supply chains globally.

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we, our customers or suppliers operate, can materially adversely affect our business and financial statements. The adoption or expansion of tariffs in the future, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies may have a material adverse effect on our supply chain and access to equipment, our costs and profit margins. This could cause our business and financial results to suffer.

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

Risks Relating to our Organizational Structure, our Class A Common Stock and Public Warrants

We are a holding company and our organizational structure is what is commonly referred to as an Up-C structure, whereby all of the equity interests in AleAnna Energy are held by HoldCo and our sole material asset is our equity interest in HoldCo and we are accordingly dependent upon distributions from HoldCo to pay taxes and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our equity interest in HoldCo. We have no independent means of generating revenue. To the extent that we need funds and HoldCo or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing or other contractual arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. If HoldCo does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds, it could adversely affect our liquidity and expose us to additional restrictions imposed by lenders.

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

If we cannot meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”), Nasdaq may delist our securities.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report the Company’s financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. We are a relatively new public company that is in the process of adding resources with the appropriate level of experience and technical expertise to oversee our business processes and controls. Despite significant progress made in 2025, at this time, we do not have the necessary business processes and related internal controls formally designed and implemented.

As a result, in connection with the preparation of our financial statements as of and for the year ended December 31, 2025, our management identified material weaknesses in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. We have made significant progress on designing and implementing a plan to remediate the material weaknesses identified. Our plan includes the below:

●	Designing and implementing a risk assessment process supporting the identification of risks facing us.

●	Implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.

●	Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes-Oxley Act.

●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We cannot assure you that these measures will remediate the material weaknesses described above. The implementation of these remediation measures is in progress and will require further validation and testing of the design and operating effectiveness of the Company’s internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when the Company will be able to remediate the material weaknesses is uncertain and the Company may not remediate these material weaknesses during the year ended December 31, 2026. If the steps the Company takes do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of its annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize the Company’s ability to comply with its reporting obligations, limit its ability to access the capital markets and adversely impact its stock price.

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

We are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The process of designing and implementing internal control over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

We do not have extensive experience operating as a public company subject to U.S. federal securities laws and may not be able to adequately develop and implement the governance, compliance, risk management and control infrastructure and culture required for a public company, including compliance with the Sarbanes-Oxley Act.

We do not have extensive experience operating as a public company subject to U.S. federal securities laws. Our failure to comply with all applicable laws, rules and regulations could subject us to U.S. regulatory scrutiny or sanction, which could harm our reputation and share price.

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

AleAnna Energy’s pre-Business Combination equity holders hold the substantial majority of our outstanding Class A Common Stock as of December 31, 2025. The resale, or expected or potential resale, of a substantial number of our Class A Common Stock in the public market could adversely affect the market price for our Class A Common Stock and make it more difficult for you to sell your Class A Common Stock at times and prices that you feel are appropriate.

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

Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations.

As our growth strategy evolves, we anticipate that we will continue to explore opportunities to create value through strategic transactions, whether through mergers and acquisitions, divestitures, joint ventures or similar business transactions. Evaluating potential transactions, including acquisitions and joint ventures, requires additional expenditures (including legal, accounting, and due diligence expenses, higher administrative costs to support the acquired entities and information technology, personnel, and other integration expenses) and may divert the attention of our management from day-to-day operating matters. Companies or operations we acquire or joint ventures we enter into may not be profitable or may not achieve the anticipated profitability that justify our investments. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. Our corporate development activities may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. Future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, and depreciation and amortization expenses related to certain tangible and intangible assets and increased operating expenses, all of which could, individually or collectively, adversely affect our business, financial condition, results of operations, and cash flows. There are risks inherent in any strategic transaction, and such risks could negatively affect the benefits, outcomes and synergies anticipated to be obtained from executing such strategic transactions.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

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

Despite these efforts, our policies and procedures may not be properly followed in every instance and may not always be effective. Our risk factors, which can found be found in Part I, Item 1A. “Risk Factors,” include further detail about the material cybersecurity risks we face. We have had no cybersecurity incidents or other risks from cybersecurity threats to date that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition.

Cyber Risk Management and Strategy

Our cybersecurity assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, if necessary, we would re-design and implement reasonable additional safeguards to minimize identified risks and address any identified gaps in existing safeguards.

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our third-party IT service provider who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

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

Our Chief Financial Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from our third-party IT service provider.

Our Chief Financial Officer oversees our cybersecurity policies and processes, coordinating with our third-party IT service provider, which has over 20 years of experience and expertise in cybersecurity risk management. The third-party service provider is responsible for implementing cybersecurity measures and monitoring threats. Our Chief Financial Officer will provide periodic briefings to the Executive Director, the Audit Committee and/or the Board of Directors as needed regarding any material cybersecurity risks or activities, including any recent cybersecurity incidents and related responses, based on information provided by the third-party service provider.

Item 2. Properties

AleAnna is a corporation incorporated under the laws of Delaware. Our headquarters is currently in Dallas, Texas, and houses our US-based management team and certain support individuals. Our Italian management team is housed in Rome and Milan, Italy-based offices.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

AleAnna Class A Common Stock and Public Warrants currently trade on Nasdaq under the trading symbols of “ANNA” and “ANNAW,” respectively, and on March 19, 2026, the Company had 40,659,881 shares of Class A Common Stock issued and outstanding, 25,994,400 shares of Class C Common Stock issued and outstanding and 11,150,543 Warrants issued and outstanding.

Holders

On March 19, 2026, there were 43 holders of record of our Class A Common Stock, one holder of record of our Class C Common Stock and one holder of record of our Public Warrants. We believe a substantially greater number of beneficial owners hold shares of Class A Common Stock and Public Warrants through brokers, banks or other nominees.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the years ended December 31, 2025 or 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. The discussion and analysis should also be read together with the section entitled “Business”. This discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties that may be outside our control. See the section titled “Cautionary Note Regarding Forward-Looking Statements”. As a result of many factors, such as those set forth in Part 1, Item 1A.“Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” “AleAnna,” or the “Company” refer to AleAnna, Inc.

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

Our recent drilling and exploration activities involve the drilling and testing of three Longanesi development wells (during 2022 and 2023) as well as the re-completion of two original discovery wells. We had no drilling activity during the years ended December 31, 2025 or 2024. We had no other exploratory or development drilling during years ended December 31, 2025 or 2024. Our Trava and Gradizza wells were classified by DeGolyer as proved undeveloped reserves as such wells had not yet started production as of December 31, 2025 and require future investments to install production facilities prior to being fully completed and producible. However, as noted in the “Recent Developments” section below, we achieved first production from the Longanesi field in March 2025.

In 2023, we launched a renewable natural gas development business focused on bringing to market carbon-negative renewable natural gas derived from animal and agricultural waste. We currently generate revenue from electricity sales from two renewable natural gas assets.

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

The Business Combination was accounted for as a common control transaction with respect to AleAnna Energy which is akin to a reverse recapitalization. This conclusion was based on the fact that Nautilus Resources LLC (“Nautilus”) had a controlling financial interest in AleAnna Energy prior to the Business Combination and has a controlling financial interest in AleAnna, which includes AleAnna Energy as a wholly owned subsidiary. The net assets of SPAC are stated at their historical carrying amounts with no goodwill or intangible assets recognized in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The Business Combination with respect to AleAnna Energy was not treated as a change in control primarily due to Nautilus receiving the controlling voting stake in AleAnna and the ability of Nautilus to nominate the full board of directors and management of AleAnna.

Under a reverse recapitalization, SPAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of AleAnna Energy issuing stock for the net assets of SPAC, accompanied by a recapitalization.

We incurred $9.5 million in transaction costs related to the Business Combination. Approximately $0.6 million of these costs were recorded as a reduction to additional paid-in capital, up to the amount of cash proceeds received in the transaction. Of the remaining $8.9 million, approximately $0.5 million represented prepaid directors and officers insurance premiums that were recorded to other assets in the consolidated balance sheet, and $8.4 million represented legal, accounting, consulting and advisory fees which were recorded as Business Combination transaction expenses in the consolidated statement of operations and comprehensive income (loss).

Recent Developments

Gradizza Concession – Regional Intesa Approval

During the third quarter of 2025, we reached an agreement with the Emilia Romagna Region (the “Intesa”) in support of our pending application for a production concession related to the Gradizza field. The second application was approved in January 2026. These approvals represent a significant milestone required prior to first production.

AleAnna holds a 100% working interest in the Gradizza field and serves as the operator. Gradizza is expected to become the Company’s first operated producing asset. According to the Company’s reserve report as of December 31, 2025, Gradizza contains 703 MMcf of proved reserves.

First Production at Longanesi

On March 13, 2025, we achieved a key milestone with the first production from our working interest in five wells in the Longanesi field, and the field reached sustained maximum production during the first half of 2025. The Company began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in the second quarter of 2025.

In connection with the Longanesi start-up in 2025, we issued a $3.1 million bank guarantee to secure our contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which is classified as restricted cash as of December 31, 2025. The collateral may be used to satisfy the contingent consideration liability as payments become due.

Gas Sale Agreement

On October 29, 2024, we entered into a gas sale agreement with Shell Energy Europe Limited, under which SEEL became the exclusive buyer of our share of the natural gas produced from the Longanesi field net of (i) any consumption and/or losses incurred in the transport, treatment and compression of gas before delivery; (ii) any volume to be allocated for regulated royalties auctions, if applicable; and (iii) any other volume contractually allocated to other parties before August 31, 2022.

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

Key Factors Affecting our Performance, Prospects and Future Results

We believe that our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and non-carbon-based fuel producers, regulatory hurdles posed by the Italian government, and other factors discussed under the section titled “Risk Factors.” We believe the factors described below are key to our success.

Continued Development of Conventional Natural Gas Projects

As previously discussed, we and Padana achieved first production of the five wells in the Longanesi field in March 2025 through use of a temporary processing facility. The permanent processing facility is expected to be constructed over the remainder of 2026.

We believe achieving first production of the Longanesi field was a key milestone that will fuel our potential growth. We also believe that we have potentially viable discoveries in our Gradizza and Trava fields, which are expected to achieve first production in the future.

Expanding Renewable Natural Gas Operations

In 2023, we launched a renewable natural gas development business focused on bringing to market carbon negative renewable natural gas derived from animal and agricultural waste. As previously discussed, the first three renewable natural gas assets were purchased between March 2024 and July 2024, with additional renewable natural gas projects expected to be purchased in the future.

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

Revenue

During the year ended December 31, 2025, we generated approximately $25.0 million of total revenue, comprised of $22.4 million of revenue from our Conventional segment and $2.7 million of revenue from our Renewable segment.

During the year ended December 31, 2025, revenue from our Conventional segment was comprised of sales of our share of natural gas from the Longanesi field. During the year ended December 31, 2025, results from the Longanesi field have outperformed expectations, with a stabilized total production rate of approximately 25 to 30 million cubic feet per day (“MMcf/d”), which was achieved ahead of the anticipated 3-month ramp up timeline for this milestone. During the year ended December 31, 2025, revenue from our Renewable segment was comprised of electricity sales at two renewable natural gas assets acquired in July 2024 (the “Casalino” and “Campopiano” plants). The plant assets are fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets are currently biomethane to electricity conversion assets. It is our intention to begin upgrading the sites to refine biomethane into renewable natural gas through upgrading units. Following the upgrade process to transition the assets to biomethane to renewable natural gas conversion, we expect to sell renewable natural gas to customer(s) by trucking or piping the renewable natural gas to the interstate pipeline system. Until the plant assets are upgraded, we will actively source bio feedstocks for the assets in order to produce biomethane which will be processed through reciprocating generators in order to generate electricity which is then sold onto the grid through a metered interconnection. Casalino and Campopiano derive revenues from the sale of such electricity to the local state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”). Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE. Revenues are based on actual output and “on-the-spot” predetermined prices for small renewable energy producers.

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

Lease Operating Expenses

Lease operating expenses reflect ongoing costs related to the Longanesi field which commenced production in the second quarter of 2025. Such costs are passed down to us by the Longanesi field operator, Padana, and include accrued royalties payable to the Italian government, pipeline fees, repairs and maintenance, and other field-related costs.

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

Business Combination transaction expenses

Business Combination transaction expenses represent legal, consulting, advisory, accounting and other transaction fees and expenses related to the Business Combination, accounted for as a common control reverse recapitalization, that were expensed in connection with the Business Combination. A portion of the total costs incurred were recorded as a reduction in additional paid-in capital, up to the $0.6 million of proceeds received from the Trust, with costs in excess of funds raised from the Business Combination required to be expensed under U.S. GAAP. Management separated these expenses on its audited consolidated statement of operations for the year ended December 31, 2024 due to the significant and discrete nature of the expenses.

Interest and Other Income (Expenses)

Interest and other income (expenses) primarily includes interest earned on cash and cash equivalents.

Income Tax Effects

Our income tax consequences have been reflected in our consolidated financial statements in accordance with ASC 740, Income Taxes. After consideration of all positive and negative evidence, the Company concluded that it is more likely than not that the deferred tax assets for all entities will not be realizable as of December 31, 2025. This conclusion was based on the evaluation of positive and negative evidence, including the Longanesi field commencing production in 2025 and our recent history of losses. The negative evidence outweighed positive evidence. Consequently, we maintain $50.0 million of valuation allowance against its deferred tax assets with $43.6 million of the valuation allowance being recorded against Italian deferred tax assets and $6.4 million of the valuation allowance being recorded against U.S. deferred tax assets. We will continue to evaluate all available evidence in the future periods.

We are also subject to a Valued-Added Tax (“VAT”) which is a broadly-based consumption tax assessed on the value added to goods and services. VAT generally applies to most goods and services bought and sold within the EU. In certain cases, including cross-border sales to business customers and sales of biogas within Italy, we are not required to collect VAT on revenues. To date, we have incurred higher VAT on purchases (input VAT) than we have collected on sales (output VAT), resulting in a net VAT refund receivable. As of December 31, 2025 and 2024, we had VAT receivables of $9.6 million, and $6.8 million, respectively. Under Italian tax law, VAT receivables may be used to offset other tax liabilities, including payroll taxes, income taxes, and other taxes payable to the Italian government.

Operations

Our net income attributable to the common stockholder was $1.8 million for the year ended December 31, 2025, as compared to net loss attributable to the common stockholder of $167.8 million for the same period of 2024. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $189.2 million and $191.0 million, respectively. The majority of these accumulated losses stem from costs associated with the Longanesi field drilling and development, including asset impairments from previous years, as well as seismic imaging, exploratory costs for other conventional natural gas prospects, and general and administrative expenses. The accumulated deficits also include historical deemed dividends to the redemption value of AleAnna Energy’s previous Class 1 Preferred Units (exchanged for Class A and Class C common stock in connection with the Business Combination) based on the redemption features of those units and the related accounting requirements. See “Note 9— Equity” to the audited consolidated financial statements for further details. We expect to continue to incur substantial expenses related to our operations, exploration, and development activities, including pre-commercialization efforts as we continue our development of, and seek regulatory approval for, our discoveries and exploration prospects. We achieved net income for the first time in 2025.

Consolidated Results of Operations

The following table shows our consolidated results of operations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Dollar	Percentage
	2025	2024	Change	Change

Revenues	$25,035,737	$1,420,030	$23,615,707	1,663%

Operating expenses:
Cost of revenues	$6,195,475	$1,043,174	$5,152,301	494%
Lease operating expense	3,207,562	-	3,207,562	NM
General and administrative	9,664,653	6,264,087	3,400,566	54%
Depreciation and depletion	2,933,481	133,516	2,799,965	2,097%
Accretion of asset retirement obligation	132,002	133,239	(1,237)	-1%
Business combination transaction expenses	-	8,398,653	(8,398,653)	-100%
Total operating expenses	22,133,172	15,972,669	6,160,503	39%

Operating income (loss)	2,902,565	(14,552,639)	17,455,204	120%

Other income:
Interest and other income	1,242,899	1,948,281	(705,382)	-36%
Change in fair value of derivative liability	-	173,177	(173,177)	-100%
Total other income	1,242,899	2,121,458	(878,559)	-41%

Income (loss) before income taxes	4,145,464	(12,431,181)	16,579,645	133%
Income tax expense	(1,263,396)	-	(1,263,396)	NM
Net income (loss)	2,882,068	(12,431,181)	15,313,249	123%
Deemed dividend to Class 1 Preferred Units redemption value	-	(155,423,177)	155,423,177	100%
Net loss (income) attributable to noncontrolling interests	(1,082,958)	87,511	(1,170,469)	-1338%
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$1,799,110	$(167,766,847)	$169,565,957	101%

Other comprehensive income (loss)
Currency translation adjustment	4,111,281	(1,548,154)	5,659,435	366%
Comprehensive income (loss)	6,993,349	(13,979,335)	20,972,684	150%
Comprehensive income attributable to noncontrolling interests	(3,332,249)	87,511	(3,419,760)	-3908%
Total comprehensive income (loss) attributable to Class A Common stockholders	$3,661,100	$(13,891,824)	$17,552,924	126%

Revenues and Cost of Revenues

During the year ended December 31, 2025, our revenue was earned primarily through sales of our share of natural gas production from the Longanesi field and, to a lesser extent, from electricity generation and sales at the Casalino and Campopiano renewable natural gas plants. Cost of revenues from sales of electricity consists of feedstock costs, direct labor and overhead necessary to produce RNG and generate electricity. Cost of revenues from sales of natural gas consists of gas tariffs and royalties, as well as rent expense. See Critical Accounting Policies and Estimates for further details of our revenue recognition accounting policies.

Total revenues increased by $23.6 million, or 1663%, for the year ended December 31, 2025 to $25.0 million compared to $1.4 million for the year ended December 31, 2024, primarily driven by sustained maximum production at the five wells in the Longanesi field during the 2025 fiscal year. Cost of revenues increased by $6.2 million, or 494% to $5.8 million for the year ended December 31, 2025, compared to $1.0 million for the year ended December 31, 2024, primarily driven by increased production costs from the Longanesi field.

Lease Operating Expenses

Lease operating expense was $3.2 million for the year ended December 31, 2025 due to the commencement of new leases related to the Longanesi field. We did not incur any lease operating expense for the year ended December 31, 2024.

General and Administrative (G&A) Expenses

General and administrative expenses (exclusive of Business Combination transaction expenses) increased by $3.4 million, or 54% to $9.7 million for the year ended December 31, 2025, compared to $6.3 million for the year ended December 31, 2024. The increase was primarily due to increases in legal, audit and consulting fees to support public company operations as well as delivering improved control over our operations.

Business Combination transaction expenses

See “Expenses” above for a description of the Business Combination transaction expenses. These expenses were specific to the Business Combination that closed in the prior year, with no similar expenses incurred in 2025.

Depreciation and Depletion

Depreciation and depletion increased by $2.8 million, or 2097% to $2.9 million for the year ended December 31, 2025, compared to $0.1 million for the year ended December 31, 2024. As of December 31, 2024, the Longanesi field had not commenced production. The Casalino and Campopiano plants were acquired during 2024. Accordingly, period-over-period comparisons for these expense categories are not meaningful.

Contingent Consideration Liability

As of December 31, 2025 and 2024, the contingent consideration liability was recorded at $28.2 million and $25.0 million, respectively. The estimate of the contingent consideration liability was determined based on inputs including the following as of December 31, 2025 and 2024: the intercontinental exchange futures prices for European natural gas, Euro to USD exchange rates of 1.18 and 1.04, respectively, and management’s future expected annual Longanesi production. We are required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue above certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as modeled by DeGolyer, as well as forward European natural gas prices. While the timing and quantities of expected Longanesi production were unchanged from December 31, 2024 to December 31, 2025, and we had fully accrued the total capped Euro amount of the liability, average annual European natural gas forward prices declined slightly.

Since the total capped Euro-denominated liability was recorded as of December 31, 2025, December 31, 2024, and December 31, 2023, any changes in the USD-equivalent amount were entirely due to foreign exchange rate fluctuations. As such, these changes were included in currency translation adjustment for the years ended 2025 and 2024.

Interest and Other Income (Expenses)

Interest and other income decreased by $0.7 million or 36% to $1.2 million during the year ended December 31, 2025 compared to $1.9 million for the same period in 2024, primarily due to lower interest earned during the 2025 period due to lower interest rates as compared to the 2024 period.

Change in Fair Value of Derivative Liability

The change in the fair value of derivative liability related to the Class 1 Preferred Units was zero during the year ended December 31, 2025, compared to $0.2 million during the same period in 2024. The fair value gain recorded during the year ended December 31, 2024 (representing a decrease in the liability) was primarily due to a higher liquidation threshold which was driven by capital contributions made during the first quarter of 2024 through the Class 1 Preferred Units. The derivative liability was derecognized in conjunction with the Business Combination in the prior year.

Income Tax Expense

The increase in income tax expense in the current year is due to the Company generating pre-tax income, compared to a pre-tax loss in the prior period. The shift to taxable earnings in the current year led to the recognition of income tax expense based on applicable statutory rates.

Currency Translation Adjustment

For the purpose of presenting consolidated financial statements, the assets and liabilities of our Euro operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized as a currency translation adjustment in other comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss).

The currency translation adjustment increased by $5.7 million for the year ended December 31, 2025 compared to the same period in 2024. This increase was primarily driven by fluctuation of the exchange rates between the Euro and the U.S. Dollar as well as the level of our Euro-denominated activities. The spot rate strengthened from December 31, 2024 to December 31, 2025, and the average exchange rate was higher during 2025, resulting in a larger positive currency translation adjustment relative to the prior period.

Non-GAAP Financial Measures

In addition to amounts presented in accordance with U.S. GAAP, we also present certain supplemental non-GAAP financial measures. We believe that the presentation of non-GAAP financial measures provides both management and investors with a greater understanding of our operating results and trends in addition to the results measured in accordance with U.S. GAAP and provides greater comparability across time periods. These measures should not be considered a substitute to GAAP basis measures, nor should they be viewed as a substitute for operating results determined in accordance with U.S. GAAP. The non-GAAP financial measures do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures used by other companies. In compliance with GAAP, our non-GAAP measures are reconciled to net income, the most directly comparable GAAP performance measure.

EBITDA and Adjusted EBITDA

EBITDA is a supplemental non-GAAP financial measure defined as net income (loss) adjusted for interest and other expenses, income taxes, depreciation, depletion, and amortization. The purpose of presenting EBITDA is to highlight earnings without finance, taxes, and depreciation, depletion and amortization expense, and its use is limited to specialized analysis. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust non-GAAP EBITDA for stock-based compensation expense and acquisition costs such as transaction expenses. We calculate Adjusted EBITDA as EBITDA plus stock compensation expense and transaction expenses. The purpose of presenting Adjusted EBITDA is to adjust for items that we do not believe represent the operations of the core business such as transactions expenses, share based compensation, and other non-recurring costs.

The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2025	2024
Net Income (loss)	2,882,068	$(12,431,181)
Add (deduct):
Interest and other income	(1,242,899)	(1,948,281)
Tax expense	1,263,396	-
Depreciation, depletion and amortization	2,933,481	133,516
EBITDA	5,836,046	$(14,245,946)
Add:
Stock compensation expense	774,220	-
Transaction expense	-	8,398,653
Adjusted EBITDA	6,610,266	$(5,847,293)

Segment Results

During 2025, in connection with the commencement of production at the Longanesi field, the Company’s evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment. As a result, as of December 31, 2025, we determined that we have two operating segments, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision makers (“CODM”), the Company’s Chief Executive Officer and Executive Director collectively, review financial information to assess performance and allocate resources.

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

The CODM evaluates segment performance primarily using segment operating income (loss), which is consistent with the presentation in the Company’s consolidated statements of operations. The CODM monitors revenues and operating expenses by segment for purposes of strategic decision-making and resource allocation, including the evaluation of the timing and amount of future investment in, or development of, the conventional and renewable reportable segments. The expense categories reviewed by the CODM are consistent with those presented in the consolidated statements of operations and in the segment operating results presented below. The CODM also evaluates segment performance using adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) adjusted for interest and other income (expense), provisions for income taxes, depreciation, depletion, and amortization, stock-based compensation expense and acquisition costs such as transaction expenses. Adjusted EBITDA is a non-GAAP financial measure and should not be considered a substitute to GAAP basis measures, nor should they be viewed as a substitute for operating results determined in accordance with U.S. GAAP.

All of the Company’s revenue is generated with external customers and located in Italy. All of the Company’s assets, other than corporate assets primarily comprised of cash located in the U.S., are located in Italy.

The year ended December 31, 2025 reflects the revenue and expense categories noted above in the consolidated Results of Operations. The Company had minimal revenue and operating expenses outside of corporate general and administrative expenses for the same period of 2024. The vast majority of natural gas development activities were capitalized prior to the second quarter of 2025.

Selected financial information by segment is presented in the tables below:

	Year Ended December 31, 2025
	Conventional	Renewable	Total
Revenues	22,369,981	2,665,756	25,035,737
Less:
Cost of revenues	2,948,756	3,246,718	6,195,474
Lease operating expense	3,207,562	-	3,207,562
Segment general and administrative	2,653,853	1,889,476	4,543,329
Accretion of asset retirement obligation	132,002	-	132,002
Segment EBITDA (Non-GAAP)	13,427,808	(2,470,438)	10,957,370
Less: Corporate general and administrative (excluding stock compensation expense)	-	-	4,347,104
Adjusted EBITDA (Non-GAAP)	13,427,808	(2,470,438)	6,610,266
Reconciling items:
Depreciation and depletion	2,586,565	346,916
Segment operating income (loss)	10,841,243	(2,817,354)	8,023,889
Reconciling items:
Less: Corporate general and administrative (excluding stock compensation expense)			4,347,104
Stock compensation expense			774,220
Interest and other income			1,242,899
Income (loss) before income taxes			4,145,464

Segment assets	$67,310,047	$16,133,887	$83,443,934
Corporate and other assets			17,852,386
Total assets			$101,296,320

	Year Ended December 31, 2024
	Conventional	Renewable	Total
Revenues	$-	$1,420,030	$1,420,030
Less:
Cost of revenues	$-	$1,043,174	$1,043,174
Segment general and administrative	2,639,824	1,502,054	4,141,878
Accretion of asset retirement obligation	133,239	-	133,239
Segment EBITDA (Non-GAAP)	$(2,773,063)	$(1,125,198)	$(3,898,261)
Less: Corporate general and administrative (excluding stock compensation expense)	-	-	2,122,209
Segment Adjusted EBITDA (Non-GAAP)	$(2,773,063)	$(1,125,198)	$(3,898,261)
Reconciling items:
Depreciation and depletion	-	133,516	133,516
Segment operating loss	$(2,773,063)	$(1,258,714)	$(4,031,777)
Reconciling items:
Less: Corporate general and administrative (excluding stock compensation expense)			$2,122,209
Business combination transaction expenses			(8,398,653)
Change in fair value of derivative liability			173,177
Interest and other income			1,948,281
Loss before income taxes			$(12,431,181)

Segment assets	$44,962,865	$14,150,411	$59,113,276
Corporate and other assets			23,973,315
Total assets			$83,086,591

Liquidity, Capital Resources and Operations

We have begun generating revenues from our operations in both conventional gas and renewable gas businesses. We had an accumulated deficit of $189.2 million and $191.0 million as of December 31, 2025 and 2024, respectively. We had $31.8 million and $28.3 million in unrestricted cash and cash equivalents on December 31, 2025 and 2024, respectively. Our continuing operations, as intended, are dependent upon our ability to generate cash flows or obtain raise proceeds from equity or debt issuances. In 2025, we also received approximately $1.1 million from exercises of Public Warrants between January 2025 and May 2025. In addition, we are exploring Resource Backed Loan (“RBL”) financing and renewable natural gas project loan products and other financing arrangements with several financial institutions; however, there is no guarantee that such financing will be available to us. As a normal part of our business, depending on market conditions, we may from time to time consider opportunities to issue equity or debt securities to raise additional capital. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all.

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

Cash Flows

The following table includes our cash flow data for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Consolidated Statement of Cash Flows Data:
Net cash provided by (used) in operating activities	$10,155,902	$(16,897,557)
Net cash used in investing activities	$(7,005,061)	$(23,066,287)
Net cash provided by financing activities	$1,143,652	$62,106,468

Cash provided by (used in) operating activities

Cash generated through operating activities increased by $27.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase primarily reflects revenue collections generated from the Longanesi field from the second half of 2025, collections on electricity sales receivable from RNG plants, and the timing of payments of accounts payable during the year ended December 31, 2025 compared to the same period in 2024.

Cash used in investing activities

Cash used in investing activities decreased by $16.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024.

In both periods presented, investing cash flows primarily reflected continued development of the Longanesi wells. The increase of cash used in investing activities during the year ended December 31, 2025 was driven by a lower level of completion, and tie-in activity relative to the same period in 2024. During the second quarter of 2025, the five Longanesi wells were brought online, resulting in only a partial year of capitalized costs. Capital expenditures during the year ended December 31, 2025 primarily reflected final tie-in work and capital calls from our operating partner, Padana, for the permanent Longanesi processing facility. In year ended December 31, 2024, cash used in investing activities also reflects approximately $9.5 million of cash used to purchase three separate renewable natural gas assets, and approximately $5.1 million paid to Blugas as part of the Blugas Settlement (exclusive of VAT).

Cash provided by financing activities

Cash provided by financing activities decreased $61.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Cash provided by financing activities during the year ended December 31, 2025 reflects proceeds from cash exercises of Public Warrants. Cash provided by financing activities during the year ended December 31, 2024 reflects pre-Business Combination issuances of AleAnna Energy Class 1 Preferred Units used to fund our operations. Such Class 1 Preferred Units were exchanged for Class A and Class C commons stock as part of the Business Combination. The cash proceeds from the Business Combination, net of expenses allowed to be capitalized, had a negligible impact on financing cash flows as the majority of the Business Combination transaction expenses were required to be expensed and were included in net loss within operating cash flows.

Contractual Obligations and Other Commitments

Participation Agreements and Blugas ORRI

In the normal course of business, we enter into agreements with other entities to assist in the performance of drilling of the Longanesi field. On June 26, 2009, we entered into a Participation Agreement with Padana for the drilling of the ‘Longanesi 1 exploration well, ‘San Potito’ concession and ‘Abbadessee 1’ exploration,’ collectively referred to as the Longanesi field.

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

Contingent Consideration Liability

In connection with our purchase of our 33.5% working interest in the Longanesi field, consideration paid included €7 million cash and up to €24 million of deferred consideration payable upon production of the Longanesi field. The deferred consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of production (the “Earn-Out Period”). There will be no deferred consideration due if Longanesi is not developed and no deferred consideration due if average annual gas prices are less than €3.65/Mcf over the Earn-Out Period. Upon first production, we were also required to issue a bank guarantee of €3 million secured by cash collateral of €1 million related to the contingent consideration liability which is classified as restricted cash as of December 31, 2025. The cash collateral may be used to satisfy the contingent consideration liability as payments become due.

We recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (“contingent consideration liability”). As of December 31, 2025, and December 31, 2024, the total contingent consideration liability was recorded at $28.2 million and $25.0 million, respectively, with $11.6 million and nil being classified as a short-term and $16.7 million and the entire balance being classified as a long-term liability for the respective periods.

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

In connection with the preparation of AleAnna’s financial statements as of and for the year ended December 31, 2025, management of AleAnna identified material weaknesses in its internal control over financial reporting.

We have made significant progress on our remediation plan specific to material weakness identified with completion of the following tasks:

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

The Company believes that these measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management has begun to take these actions to remediate the Material Weaknesses and may take additional measures to address control deficiencies or determine to modify, or in the appropriate circumstances not to complete, certain of the remediation measures identified. The Material Weaknesses will not be considered remediated until the remediation plan has been implemented and there has been appropriate time to conclude through testing that the controls are operating effectively. If the steps the Company takes do not remediate the material weakness in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of its annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize the Company’s ability to comply with its reporting obligations, limit its ability to access the capital markets and adversely impact its stock price.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We expect to be an emerging growth company at least through 2026.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, which have been prepared in accordance with U.S. GAAP. In preparing these financial statements, we make estimates and assumptions impacting asset and liability amounts, disclosure of contingent liabilities, and expenses incurred.

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

Conventional Natural Gas Properties

We use the successful efforts method of accounting for conventional gas-producing activities. Under this method, the cost of productive wells and related equipment, development dry holes, and any permits related to productive acreage are capitalized, and depleted using the unit-of-production method. Depletion expense is calculated using the units-of-production method, which allocates the cost of natural resources based on the number of units extracted during a period. These costs include other internal costs directly attributable to production activities. Costs for exploratory dry holes, exploratory geological and geophysical activities, and delay rentals as well as other property carrying costs are charged to exploration expense.

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

The estimates of proved natural gas reserves (“SEC Case”) utilized in the preparation of our consolidated financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of our natural gas reserve quantities requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Management engaged DeGolyer to prepare reserves estimates for our estimated proved reserves at December 31, 2025, and 2024. The technologies used in the estimation of our net proved undeveloped reserves include, but are not limited to, empirical evidence through drilling results and well performance, production data, decline curve analysis, well logs, geologic maps, core data, seismic data, demonstrated relationship between geologic parameters and performance, and the implementation and application of statistical analysis.

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

Impairment of Natural Gas Properties

The carrying values of the Company’s natural gas properties are reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. To determine whether impairment of the Company’s natural gas properties has occurred, the Company compares the estimated expected undiscounted future cash flows to the carrying values of those properties. Estimated future cash flows are based on proved and, if determined reasonable by management, risk-adjusted probable reserves and assumptions generally consistent with the assumptions used by the Company for internal planning and budgeting purposes, including, among other things, the intended use of the asset, anticipated production from reserves, future market prices for natural gas adjusted for basis differentials, future operating costs and inflation. Proved gas properties that have carrying amounts in excess of estimated future undiscounted cash flows are written down to fair value, which is estimated by discounting the estimated future cash flows using discount rates and other assumptions that marketplace participants would use in their fair value estimates. The company recorded no impairment of natural gas properties during 2025 or 2024.

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

Conventional Natural Gas (“Conventional”) — On October 29, 2024, we entered into a gas sale agreement (“GSA”) with Shell Energy Europe Limited, under which SEEL became the exclusive purchaser of AleAnna’s share of natural gas produced from the Longanesi field net of (i) any consumption and/or losses incurred in the transport, treatment and compression of gas before delivery; (ii) any volume to be allocated for regulated royalties auctions, if applicable; and (iii) any other volume contractually allocated to other parties before August 31, 2022.

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

Renewable Natural Gas —We earn revenue through electricity generation sales from the conversion of bio feedstocks to biogas which is then converted to electricity through reciprocating generators. Such electricity is then delivered onto the grid through a metered interconnection and sold to the local state-owned electrical utility responsible for the purchase and marketing of energy produced by small-scale renewable energy assets. Upon delivery of the electricity to the grid, all performance obligations have been satisfied, and energy generation revenue is recognized based on actual output and non-company specific predetermined prices for small renewable energy producers of €280/MWh, established under Ministerial Decree (D.M.) 18 December 2008, which sets tariff rates for small renewable energy producers in Italy.

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

We recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (the “contingent consideration liability”) based on our assessment of probability of the occurrence of payment and deemed the liability estimable based on the formulaic nature. See Note 6 for more information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 or 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Our asset retirement obligations relate to the abandonment of gas production facilities including reclaiming well pads, reclaiming water impoundments, plugging wells and dismantling related structures. Estimates are based on historical experience of plugging and abandoning wells and reclaiming of disposing other assets and estimated remaining (productive) lives of the wells and assets. No incremental ARO liabilities were incurred during the years ended December 31, 2025 or 2024.

Long-Term Incentive Plan

We utilize the closing stock price on the date of grant to determine the fair value of stock awards and service-vesting awards, which includes restricted stock units (“RSUs”), and performance stock units (“PSUs”) with a performance condition. For PSUs with a market condition, grant date fair value is determined using a Black-Scholes Model. Unvested awards are entitled to dividends or dividend equivalents which are accrued and distributed to award recipients at the time such awards vest. Dividends are forfeitable if the related award is forfeited. For RSUs and PSUs with performance conditions, forfeitures are recognized in the period in which they occur. For PSU awards with market conditions, forfeitures are only recognized if the award recipient does not render the required service during the measurement period.

Share-based compensation expense for restricted stock awards with no requisite service period is recognized in the financial statements immediately on date of grant. Share-based compensation expense for RSUs with a requisite service period is recognized in the financial statements over the awards’ vesting periods using the graded-vesting method.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AleAnna, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2026

We have served as the Company’s auditor since 2023.

ALEANNA, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	Footnote Reference	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents		$31,826,830	$28,330,159
Restricted cash		1,304,129	-
Accounts receivable		1,959,001	1,225,297
Prepaid expenses and other assets		1,528,622	1,666,155
Total Current Assets		36,618,582	31,221,611

Non-current assets:
Natural gas and other properties, successful efforts method, net of accumulated depreciation and depletion of $2,932,984 and $0, respectively	7	42,553,580	33,979,014
Renewable natural gas properties, net of accumulated depreciation of $508,583 and $132,094, respectively	7	10,744,121	9,296,039
Value-added tax refund receivable		9,589,576	6,845,030
Operating lease right-of-use assets		1,790,461	1,744,897
Total Non-current Assets		64,677,738	51,864,980
Total Assets		$101,296,320	$83,086,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses		$6,776,384	$2,204,208
Income tax payable		417,568	-
Lease liability, short-term		200,419	163,865
Contingent consideration liability, short-term	6	11,576,846	-
Total Current Liabilities		18,971,217	2,368,073

Non-current Liabilities:
Asset retirement obligation	3	4,507,921	4,375,919
Deferred tax liability		897,812	-
Lease liability, long-term		1,588,243	1,579,443
Contingent consideration liability, long-term	6	16,651,065	24,994,315
Total Non-current Liabilities		23,645,041	30,949,677
Total Liabilities		42,616,258	33,317,750

Commitments and Contingencies	8
Stockholders’ Equity:
Class A Common Stock, par value $0.0001 per share, 150,000,000 shares authorized, 40,659,881 and 40,560,433 shares issued and outstanding as of December 31, 2025 and 2024, respectively		4,066	4,056
Class C Common Stock, par value $0.0001 per share, 70,000,000 shares authorized, 25,994,400 shares issued and outstanding as of December 31, 2025 and 2024, respectively		2,599	2,599
Additional paid-in capital		228,640,286	226,722,424
Accumulated other comprehensive loss		(3,941,388)	(5,803,378)
Accumulated deficit		(189,248,843)	(191,047,953)
Noncontrolling interest		23,223,342	19,891,093
Total Stockholders’ Equity		58,680,062	49,768,841
Total Liabilities and Stockholders’ Equity		$101,296,320	$83,086,591

The accompanying notes are an integral part of these consolidated financial statements.

ALEANNA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Footnote	For the Year Ended December 31,
	Reference	2025	2024
Revenues	14	$25,035,737	$1,420,030

Operating expenses:
Cost of revenues		$6,195,475	$1,043,174
Lease operating expense		3,207,562	-
General and administrative		9,664,653	6,264,087
Depreciation and depletion	7	2,933,481	133,516
Accretion of asset retirement obligation		132,002	133,239
Business combination transaction expenses	2	-	8,398,653
Total operating expenses		22,133,172	15,972,669

Operating income (loss)		2,902,565	(14,552,639)

Other income:
Interest and other income		1,242,899	1,948,281
Change in fair value of derivative liability		-	173,177
Total other income		1,242,899	2,121,458

Income (loss) before income taxes		4,145,464	(12,431,181)
Income tax expense	11	(1,263,396)	-
Net income (loss)		2,882,068	(12,431,181)
Deemed dividend to Class 1 Preferred Units redemption value		-	(155,423,177)
Net loss (income) attributable to noncontrolling interests		(1,082,958)	87,511
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units		$1,799,110	$(167,766,847)

Other comprehensive income (loss)
Currency translation adjustment		$4,111,281	$(1,548,154)
Comprehensive income (loss)		6,993,349	(13,979,335)
Comprehensive loss (income) attributable to noncontrolling interests		(3,332,249)	87,511
Total comprehensive income (loss) attributable to Class A Common stockholders or holders of Common Member Units		$3,661,100	$(13,891,824)

Weighted average shares of Class A Common Stock outstanding, basic and diluted		40,632,428
Net income (loss) per share of Class A Common Stock, basic and diluted	13	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

ALEANNA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	Stockholders’ Equity
	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2024	40,560,433	$4,056	25,994,400	$2,599	$226,722,424	$(191,047,953)	$(5,803,378)	$19,891,093	$49,768,841
Exercises of warrants	99,448	10	-	-	1,143,642	-	-	-	1,143,652
Foreign currency translation	-	-	-	-	-	-	1,861,990	2,249,291	4,111,281
Stock compensation expense	-	-	-	-	774,220	-	-	-	774,220
Net income	-	-	-	-	-	1,799,110	-	1,082,958	2,882,068
Balance, December 31, 2025	40,659,881	$4,066	25,994,400	$2,599	$228,640,286	$(189,248,843)	$(3,941,388)	$23,223,342	$58,680,062

	Temporary Equity		Members’ Equity
	Class 1		Common		Class A		Class C		Additional		Accumulated Other		Total
	Preferred Units	Amount	Member Units	Amount	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2023	43,611	$152,464,599	266,503	$-	-	$-	-	$-	$-	$(146,389,367)	$(4,859,933)	$-	$(151,249,300)
Shares issued	62,100	62,100,000	-	-	-	-	-	-	-	-	-	-	-
Deemed dividend to redemption value	-	155,423,177	-	-	-	-	-	-	-	(155,423,177)	-	-	(155,423,177)
Recapitalization transaction	(105,711)	(369,987,776)	(266,503)	-	40,560,433	4,056	25,994,400	2,599	226,722,424	123,108,261	-	20,156,904	369,994,244
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	(943,445)	(604,709)	(1,548,154)
Net loss	-	-	-	-	-	-	-	-	-	(12,343,670)	-	(87,511)	(12,431,181)
Noncontrolling interest acquired	-	-	-	-	-	-	-	-	-	-	-	426,409	426,409
Balance, December 31, 2024	-	$-	-	$-	40,560,433	$4,056	25,994,400	$2,599	$226,722,424	$(191,047,953)	$(5,803,378)	$19,891,093	$49,768,841

The accompanying notes are an integral part of these consolidated financial statements.

ALEANNA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Footnote	For the Year Ended December 31,
	Reference	2025	2024
Cash flows from operating activities
Net income (loss)		$2,882,068	$(12,431,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	7	2,933,481	213,514
Accretion of asset retirement obligation		132,002	133,239
Share based compensation	10	774,220	-
Deferred tax liability	11	897,812	-
Change in fair value of derivative liability		-	(173,177)
Changes in operating assets and liabilities:
Accounts receivable		(552,452)	(1,275,246)
Prepaid expenses and other assets		339,135	(1,251,773)
Value-added tax refund receivable		(1,785,516)	(2,789,575)
Accounts payable and accrued expenses		4,117,584	1,281,916
Income tax payable		417,568	-
Related party payables		-	(525,276)
Change in operating lease liability			(79,998)
Net cash provided by (used in) operating activities		10,155,902	(16,897,557)

Cash flows from investing activities
Additions to renewable natural gas properties	7	(235,724)	(9,721,376)
Additions to conventional natural gas properties	7	(6,769,337)	(13,344,911)
Net cash used in investing activities		(7,005,061)	(23,066,287)

Cash flows from financing activities
Proceeds from exercises of warrants	9	1,143,652	648,122
Business Combination transaction expenses eligible for capitalization		-	(641,654)
AleAnna Energy Class 1 Preferred Units issued for cash		-	62,100,000
Net cash provided by financing activities		1,143,652	62,106,468

Effect of foreign currency translation on cash		506,307	(571,729)
Change in cash, cash equivalents and restricted cash during the period		4,800,800	21,570,894
Cash, cash equivalents and restricted cash, beginning of period		28,330,159	6,759,265
Cash, cash equivalents and restricted cash, end of period		$33,130,959	$28,330,159

Noncash investing and financing activities:
Deemed dividend to Class 1 Preferred Units redemption value	9	$-	$(155,423,177)

The accompanying notes are an integral part of these consolidated financial statements.

ALEANNA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 – NATURE OF OPERATIONS AND RECENT EVENTS

AleAnna, Inc. (together with its subsidiaries, the “Company” or “AleAnna”), a Delaware corporation, was formed on December 13, 2024, in connection with the Business Combination (defined below). AleAnna Energy, LLC (“AleAnna Energy”), a Delaware Limited Liability Company, was formed on July 13, 2007, and is a subsidiary of AleAnna, Inc. AleAnna Energy is comprised of wholly owned subsidiaries AleAnna Resources, LLC, AleAnna Italia S.p.A. (“AleAnna Italia”) and AleAnna Renewable Energy S.r.L. (“AleAnna Renewable”). AleAnna Renewable is comprised of various subsidiaries that hold its renewable natural gas assets (the “RNG Subsidiaries”).

Conventional Natural Gas

AleAnna is a natural gas resource developer focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and renewable natural gas development in Italy. The Company has several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern gas discoveries. AleAnna retains a 33.5% working interest in the Longanesi field with its working interest partner, and operator, Società Padana Energia (“Padana”). AleAnna acquired its working interest in the Longanesi field through a 2016 transaction with Enel, accounted for as an asset acquisition. The Company also retains wholly owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic reservoir imaging.

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

Renewable Natural Gas (“RNG”)

In 2023, AleAnna launched a renewable natural gas (“RNG”) development business focused on bringing to market carbon negative renewable natural gas derived from animal and agricultural waste.

Between March 2024 and July 2024, the Company successfully completed three separate strategic acquisitions of RNG assets in Italy for an aggregate of approximately $9.7 million. The plant assets are fully permitted and are in various stages of the development lifecycle, with one greenfield plant asset that is a new development (Campagnatico) and two brownfield plant assets (Casalino and Campopiano) that are currently generating bio-electricity. The Company plans to develop and upgrade these assets for RNG production in the future.

Campagnatico Asset Acquisition

In the first quarter of 2024, the Company closed the acquisition of the Campagnatico Greenfield (“Campagnatico”) asset to be converted into a biomethane producing plant in Tuscany, Italy for approximately $2.1 million. The greenfield site is fully permitted for future construction of a biomethane plant asset.

Casalino and Campopiano Asset Acquisitions

On July 8, 2024, the Company closed the acquisition of the Società Agricola Fattoria delle Jersey S.S. plant asset (“Casalino”) for approximately $3.6 million. On July 29, 2024, the Company closed the acquisition of a 90% interest in the Società Agricola Campopiano Società in nome collettivo di Vasellini Amedeo (“Campopiano”) plant asset for approximately $3.8 million. The plant assets are fully permitted and operational for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets currently create raw biogas, which is burned to create electricity for sale to the state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”.) Revenues are based on actual output and a non-company specific predetermined price for small renewable energy producers of €280/MWh, established under Ministerial Decree (D.M.) 18 December 2008, which sets tariff rates for small renewable energy producers in Italy. Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE.

The Company plans to begin upgrading the sites to refine biogas into biomethane through upgrading units. Following the upgrade process to transition the assets to biomethane conversion, the Company expects to sell renewable natural gas to customer(s) by trucking or via connection to the interstate pipeline system.

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

The Business Combination included, among other things:

●	(i) SPAC undergoing the Domestication and changing its name to “AleAnna, Inc.”; (ii) each Swiftmerge Class A Ordinary Share converting into one share of Class A Common Stock; (iii) each Swiftmerge Class B Ordinary Share converting into one share of Class B Common Stock in the Domestication and then each share of Class B Common Stock converting into one share of Class A Common Stock at the completion of the Business Combination; (iv) each warrant to purchase Swiftmerge Class A Ordinary Shares becoming exercisable by its terms to purchase an equal number of shares of Class A Common Stock; and (v) a series Class C Common Stock being authorized, each share of which will have voting rights equal to a share of Class A Common Stock but which shall have no entitlement to earnings or distributions of the Company;

●	following the Domestication but prior to the Merger, (i) the Company contributed to HoldCo (a) all of its assets (excluding its interests in HoldCo), including, for the avoidance of doubt, the Available Cash (as defined herein), and (b) a number of shares of Class C Common Stock equal to the number of Class C HoldCo Units designated to be issued to the AleAnna Members, and (ii) HoldCo issued to the Company a number of Class A HoldCo Units which equaled the number of shares of Class A Common Stock issued and outstanding immediately after the Closing; and

●	following the Pre-Closing Contribution, Merger Sub merged with and into AleAnna Energy, with AleAnna Energy being the surviving company and a wholly-owned subsidiary of HoldCo. Each AleAnna Energy Member received its pro rata portion of 65,098,476 shares of (a) Class A Common Stock or (b) Class C Common Stock (with one Class C HoldCo Unit to accompany each share of Class C Common Stock) in the Merger, as determined by the AleAnna Energy Board. At the Closing:

●	AleAnna, Inc. received 40,560,433 Class A HoldCo Units, corresponding to the 40,560,433 shares of Class A Common Stock outstanding as of December 31, 2024

●	Nautilus Resources LLC received 25,994,400 Class C HoldCo Units, together with 25,994,400 shares of Class C Common Stock, which carry voting rights but no economic interest in AleAnna, Inc.

●	Bonanza Resources (Texas) Inc., the only other AleAnna Energy Member, received 1,969,882 shares of Class A Common Stock but did not receive any Class C HoldCo Units or Class C Common Stock.

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

As of December 31, 2025, no shares of Class C Common Stock had been exchanged for shares of Class A Common Stock.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ,and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of expenses, assets, liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of contingencies including contingent consideration and estimates of the timing and amount of asset retirement obligations. The impact of changes in estimates is recorded in the period in which they become known.

Significant Accounting Policies — The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. The Company evaluates these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that the Company believes to be reasonable under the circumstances. The Company can make no assurance that actual results will conform to its estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.

Emerging Growth Company — The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Functional and Reporting Currency — The functional currency of an entity is the currency of the primary economic environment in which the entity operates. The functional currency of the Italian subsidiary is the Euro, and the Company is the United States Dollar (“USD” or “U.S. Dollar”). The determination of functional currency was made in accordance with ASC 830, Foreign Currency Matters.

The Company’s reporting currency is the USD. For the purposes of presenting consolidated financial statements, the assets and liabilities of the Company’s Euro operations are translated to USD at the exchange rate at the end of each month prior to consolidation procedures. The income and expenses are translated using average exchange rates for the applicable period. Foreign currency differences that arise on translation for consolidated purposes are recognized in accumulated other comprehensive income (loss) on the consolidated balance sheet and in other comprehensive income (loss) as a currency translation adjustment on the consolidated statements of operations and comprehensive income (loss).

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

Cash and Cash Equivalents — Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents consisted of a money market fund which is recorded at fair value. The Company had approximately $32.0 million and $28.3 million of cash and cash equivalents as of December 31, 2025 and December 31, 2024, respectively.

Restricted Cash — Restricted cash consists of amounts that are held in escrow accounts or otherwise segregated to satisfy specific contractual obligations. The Company’s restricted cash relates to amounts reserved in connection with its contingent consideration liability (see Note 6). The following is a reconciliation of the beginning-of-period and end-of-period total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows:

	For the year ended December 31,
	2025	2024
Beginning of year:
Cash and cash equivalents	$28,330,159	$6,759,265
Restricted cash	-	-
	$28,330,159	$6,759,265
End of year:
Cash and cash equivalents	$31,826,830	$28,330,159
Restricted cash	$1,304,129	-
	$33,130,959	$28,330,159

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

Conventional Natural Gas Properties — The Company uses the successful efforts method of accounting for gas producing activities. Under this method, the cost of productive wells and related equipment, development dry holes, and any permits related to productive acreage are capitalized, and depleted using the unit-of-production method. Depletion expense is calculated using the units-of-production method, which allocates the cost of natural resources based on the number of units extracted during a period. These costs include other internal costs directly attributable to production activities. Costs for exploratory dry holes, exploratory geological and geophysical activities, and delay rentals as well as other property carrying costs are charged to exploration expense.

There were no exploratory wells drilled and there were no capitalized exploratory well costs incurred during the years ended December 31, 2025 and 2024. Asset additions in 2025 primarily related to the construction of the Longanesi processing facility. Asset additions in 2024 primarily related to the drilling and testing of three incremental Longanesi development wells.

The estimates of proved natural gas reserves (“SEC Case”) utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the Securities and Exchange Commission and the FASB. These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. The development of the Company’s natural gas reserve quantities requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines. Management engaged DeGolyer and MacNaughton, independent reserve engineers, to prepare reserves estimates for the Company’s estimated proved reserves at December 31, 2025 and 2024. The technologies used in the estimation of the Company’s net proved undeveloped reserves include, but are not limited to, empirical evidence through drilling results and well performance, production data, decline curve analysis, well logs, geologic maps, core data, seismic data, demonstrated relationship between geologic parameters and performance, and the implementation and application of statistical analysis.

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

Impairment of Natural Gas Properties — The carrying values of the Company’s natural gas properties are reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. To determine whether impairment of the Company’s natural gas properties has occurred, the Company compares the estimated expected undiscounted future cash flows to the carrying values of those properties. Estimated future cash flows are based on proved and, if determined reasonable by management, risk-adjusted probable reserves and assumptions generally consistent with the assumptions used by the Company for internal planning and budgeting purposes, including, among other things, the intended use of the asset, anticipated production from reserves, future market prices for natural gas adjusted for basis differentials, future operating costs and inflation. Proved gas properties that have carrying amounts in excess of estimated future undiscounted cash flows are written down to fair value, which is estimated by discounting the estimated future cash flows using discount rates and other assumptions that marketplace participants would use in their fair value estimates. The company recorded no impairment of natural gas properties during 2025 or 2024.

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

Under Italian tax law, VAT refunds receivable may be applied against future tax liabilities. Given the legal framework ensuring recoverability of these amounts, management believes the risk of non-collection is minimal, and therefore no reserve for uncollectible amounts is applied against the receivable.

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

Non-842 Leases: Leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources (see ASC 930, Extractive Activities — Mining, and ASC 932, Extractive Activities — Oil and Gas) are excluded from the scope of ASC 842, Leases. The Company has surface and use agreements for Longanesi, Gradizza, Trava, and Armonia in Italy. These agreements are directly related to accessing the subsurface minerals and are assessed as part of the oil and gas properties.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 or 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major U.S. and Italian taxing authorities since inception.

Warrants and Derivative Liability — The Company accounts for the Public Warrants in accordance with the guidance contained in Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) under which the warrants meet the criteria for equity treatment and are recorded as equity. Such guidance provides that the Public Warrants are not precluded from equity classification because they are indexed to the Company’s own stock and do not require cash settlement. Additionally, the warrants meet the criteria for equity classification as they (i) do not provide the holder with rights that are contingently redeemable, (ii) are not considered to be freestanding derivatives requiring liability classification under ASC 480, and (iii) do not have terms that would require the Company to net cash settle to the warrants. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. During the year ending December 31, 2025, holders exercised an aggregate 99,448 Public Warrants, resulting in the issuance of 99,448 shares of Class A Common Stock at an exercise price of $11.50 per share. These exercises generated approximately $1.1 million in cash proceeds.

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

Asset Retirement Obligations — The Company recognizes a liability for asset retirement obligations (“AROs”) based on an estimate of the amount and timing of settlement at the time a legal obligation is incurred. Upon initial recognition of an ARO, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. The initial capitalized costs are depleted over the useful (productive) lives of the related assets.

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

	December 31, 2025	December 31, 2024
Balance January 1	$4,375,919	$4,242,680
Liabilities incurred	-	-
Accretion	132,002	133,239
Ending balance	$4,507,921	$4,375,919

No incremental ARO liabilities were incurred during the year ended December 31, 2025 or 2024. Changes in the ARO relate to the accretion of the existing liability. The Company does not have any assets that are legally restricted for purposes of settling these obligations.

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

Long-Term Incentive Plan — The Company utilizes the closing stock price on the date of grant to determine the fair value of stock awards and service-vesting awards, which for the Company includes restricted stock units (“RSUs”), and performance stock units (“PSUs”) with a performance condition. For PSUs with a market condition, grant date fair value is determined using a Black-Scholes Model. Unvested awards are entitled to dividends or dividend equivalents which are accrued and distributed to award recipients at the time such awards vest. Dividends are forfeitable if the related award is forfeited. For RSUs and PSUs with performance conditions, forfeitures are recognized in the period in which they occur. For PSU awards with market conditions, forfeitures are only recognized if the award recipient does not render the required service during the measurement period.

Share-based compensation expense for restricted stock awards with no requisite service period is recognized in the financial statements immediately on date of grant. Share-based compensation expense for RSUs with a requisite service period is recognized in the financial statements over the awards’ vesting periods using the graded-vesting method.

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

Renewable Natural Gas (“RNG”) — The RNG Subsidiaries earn revenue through electricity generation sales from the conversion of bio feedstocks to biogas which is then converted to electricity through reciprocating generators. Such electricity is then delivered onto the grid through a metered interconnection and sold to the local state-owned electrical utility responsible for the purchase and marketing of energy produced by small-scale renewable energy assets. Upon delivery of the electricity to the grid, all performance obligations have been satisfied, and energy generation revenue is recognized based on actual output and non-company specific predetermined prices for small renewable energy producers of €280/MWh (D.M. 18/12/2008).

Revenue is recognized as the Company transfers the electricity to the grid at a metered interconnection. The customer obtains control of the product upon delivery onto the electrical grid. The Company generally has a single performance obligation in its arrangements with its customers. The Company has no long-term contracts containing quantity or electricity volume production requirements and there is no variable consideration present in the Company’s performance obligations. Per ASC 606-10-25-27(a), delivery of units of power that are simultaneously received and consumed by the customer would satisfy the criteria in to be accounted for as a performance obligation satisfied over time and the same method would be used to measure the entity’s progress towards complete satisfaction of the performance obligation to transfer each distinct unit of power in the series to the customer. The Company’s performance obligation related to the sales of electricity are satisfied over time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. The Company applies a practical expedient in FASB ASC 606-10-55-18 applicable to its sales by assessing whether the Company’s right to consideration corresponds directly with the value to the Company’s customer (the “invoice practical expedient”). The Company concluded that its pricing corresponds to the value provided to the customer. Consideration for each transaction is based upon non-company specific predetermined prices for small renewable energy producers of €280/MWh, established under Ministerial Decree (D.M.) 18 December 2008, which sets tariff rates for small renewable energy producers in Italy. Payment terms are typically two months after the invoice date and there are no return or refund rights.

Conventional Natural Gas (“Conventional”) — On October 29, 2024, the Company entered into a GSA with Shell Energy Europe Limited (“SEEL”), under which SEEL became the exclusive purchaser of AleAnna’s share of natural gas produced from the Longanesi field net of (i) any consumption and/or losses incurred in the transport, treatment and compression of gas before delivery; (ii) any volume to be allocated for regulated royalties auctions, if applicable; and (iii) any other volume contractually allocated to other parties before August 31, 2022.

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

All consideration under the GSA is variable, reflecting both price and volume. Revenue is recognized based on the amount of variable consideration allocated to distinct units of natural gas delivered. This allocation reflects the total consideration the Company expects to receive for completed deliveries, and the variability in consideration is directly tied to the satisfaction of the performance obligations. The performance obligations under our hydrocarbon sales agreements are to deliver our entire working interest in the natural gas production from the Longanesi field.

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

For the year ended December 31, 2025, the Company’s Conventional segment sold all conventional gas production to Shell Energy Europe Limited, which accounted for approximately $22.4 million, or approximately 89% of total revenues. The Renewable segment sells all RNG generated electricity to GSE, its sole customer for that product, or approximately 11% of total revenues. No other customer accounted for 10% or more of consolidated revenues for the period.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Changes Recently Adopted

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance beginning January 1, 2025, and adoption has no material effect on the consolidated financial statements and disclosures.

Effective for the year ended December 31, 2025, the Company adopted ASC 280 and ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, due to the Company’s evaluation of operating results between conventional and renewable operations becoming more relevant to the chief operating decision maker in connection with the commencement of production at the Longanesi field. In accordance with the transition guidance, the Company applied these changes retrospectively to all prior periods presented. See Note 14 for further details. The amendments require disclosure of significant segment expense categories that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in each reported measure of segment profit or loss, disclosure of an amount for other segment items and a description of its composition, extension of certain annual segment disclosures to interim periods, and disclosure of the title and position of the CODM and how the CODM uses the reported segment measure(s).

Accounting Changes Not Yet Adopted

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

NOTE 5 – RIGHT-OF-USE ASSETS AND RELATED LIABILITIES

In July 2024, in conjunction with the Casalino acquisition, AleAnna entered into a lease of the land that holds the biomethane processing and conversion asset utilized to produce electricity. The lease term is from July 1, 2024 through December 31, 2032, with an option to extend the lease until December 31, 2041. The annual rent is €278,200 and must be paid in advance in four installments by the end of each calendar quarter. The total rent for the lease term until December 31, 2032 is €2,364,700. As of December 31, 2025, the Company’s operating lease right of use assets totaled $1.8 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.6 million. The Company recognized $0.1 million of operating lease expense during the year ended December 31, 2025, which was included in cost of revenues as the land being leased is directly related to the production and sale of electricity at Casalino. As of December 31, 2024, the Company’s operating lease right of use assets totaled $1.8 million, short term lease liabilities totaled $0.2 million, and long-term lease liabilities totaled $1.6 million.

The Company does not have any borrowings; therefore, it does not have a readily determinable incremental borrowing rate readily determinable, and there was no incremental borrowing rate implicit in the Casalino land lease. As such, the Company utilized a discount rate of 7.709% to measure its lease liability. This represents the Company’s estimated incremental borrowing rate, determined using the 3-month Euro interbank offered rate (“Euribor”) of 3.709% as of July 2024, plus an estimated spread of 400 basis points (4.00%), to reflect the Company’s credit risk profile. This reflects best estimate of the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

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

In connection with Longanesi start-up in May 2025, the Company issued a $3.1 million bank guarantee to secure its contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which was classified as restricted cash as of December 31, 2025. The collateral may be used to satisfy the contingent consideration liability as payments become due. Payments become due 14 months after the first day of the month following the date of first production, which for contractual purposes began on May 8, 2025.

As of December 31, 2025 the contingent consideration liability was recorded at $28.2 million, with $11.6 million being classified as short-term, as the first payment is due August 2026, and $16.7 million being classified as long-term. As of December 31, 2024, the contingent consideration liability was recorded at $25.0 million, with the entire balance classified as long-term. The estimate of the contingent consideration liability was determined based on inputs including the following as of December 31, 2025, and 2024: futures prices for European natural gas, Euro to USD exchange rates of 1.18 and 1.04, respectively, and management’s future expected annual Longanesi production. AleAnna is required to make formulaic deferred consideration payments effectively equating to 20% to 50% of revenue based on certain European natural gas threshold prices. The calculation and timing of such payments are primarily driven by future expected Longanesi production, as well as forward European natural gas prices.

Changes in the contingent consideration liability attributable to factors other than foreign currency exchange rates are recognized in the consolidated statements of operations. Changes in the contingent consideration liability attributable to foreign currency translation are recognized in other comprehensive income (loss) within the consolidated statement of operations and comprehensive income (loss). The change in the contingent consideration liability for all periods presented is attributable to changes in foreign exchange rates.

NOTE 7 – NATURAL GAS PROPERTIES

Conventional Natural Gas Properties

A summary of conventional natural gas properties is as follows:

	December 31, 2025	December 31, 2024
Natural gas properties	$69,539,662	$56,977,091
Less: Accumulated impairment	(24,053,098)	(22,998,077)
Less: Accumulated depreciation and depletion	(2,932,984)	-
Natural gas and other properties, net	$42,553,580	$33,979,014

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

There were no exploratory wells drilled and there were no material capitalized exploratory well costs incurred during the years ended December 31, 2025 or 2024. Asset additions during the year ended December 31, 2025 primarily related to the construction of the Longanesi processing facility. Asset additions during the year ended December 31, 2024 primarily related to the drilling and testing of three incremental Longanesi development wells. The company recorded no impairment of natural gas properties during the years ended December 31, 2025 or 2024. The change in accumulated impairment relates to the effects of foreign currency translation adjustments.

First Production at Longanesi

On March 13, 2025, AleAnna achieved a key milestone with the first production from its five wells in the Longanesi field and began recognizing revenue and related expenses, including depreciation and depletion, related to this production during the second quarter of 2025. AleAnna generated approximately $22.4 million of revenue from sales of natural gas from the Longanesi field during the year ended December 31, 2025.

Renewable Natural Gas Properties

A summary of renewable natural gas properties is as follows:

	December 31, 2025	December 31, 2024
Renewable natural gas properties	$11,252,704	$9,428,133
Less: Accumulated depreciation and depletion	(508,583)	(132,094)
Renewable natural gas properties, net	$10,744,121	$9,296,039

During the year ended December 31, 2025, all RNG revenue was derived from a single source (sales of electricity) and a single customer (the local state-owned electrical utility). As of December 31, 2025, the Company had $2.7 million of revenue related to electricity sales. As of December 31, 2024, the Company had $1.4 million of revenue from electricity sales.

As of December 31, 2025 and 2024, renewable natural gas properties included $9.4 million of land, improvements and other assets related to the purchase of three renewable natural gas plant assets across Italy between March 2024 and July 2024. The plant assets are fully permitted and are in various stages of the development lifecycle, with one greenfield plant asset that is a new development (Campagnatico) and two brownfield plant assets (Casalino and Campopiano) that are currently generating bio-electricity. The Company plans to develop and upgrade these assets for biomethane production in the future.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Participation Agreements

In conjunction with the closing of the Enel acquisition, AleAnna became a participant in the Longanesi Unitization Agreement (“UA”) with Società Padana Energia (“Padana”). The UA governs Padana’s San Potito Concession and AleAnna’s San Marco Concession into a production unit. At the same time, AleAnna became a participant in the Unified Operating Agreement (“UOA”), which governs the bylaws by which Padana and AleAnna agree to develop the unit and fund future operations.

Under the UOA, AleAnna and Padana have agreed to jointly develop the Longanesi field per a plan approved by the Italian Ministry of the Environment (“MISE”). AleAnna and Padana entered the UOA with initial participating shares in the Longanesi field equal to 33.5% for AleAnna and 66.5% for Padana, with Padana appointed as the operator. Padana is obliged to maintain the accounting records concerning the operations under the UOA in compliance with the laws and generally accepted accounting practices followed in the Italian oil and gas industry.

AleAnna and Padana fund their respective working interest shares of the capital required for Longanesi development and receive their respective shares of the production output from the unitized field. However, such working interest percentages may be subsequently amended as more certainty is obtained over the Gas Originally in Place (“GOIP”) through redetermination procedures prescribed by the UOA. The redetermination process evaluates the results of the current development drilling program (well logs, production tests, etc.) and other new data that may be gathered prior to or during the drilling process (such as 3D seismic imaging) to determine if new data gathered have changed the respective working interest percentages. If a redetermination process suggests GOIP changes, but AleAnna and Padana do not agree on revised working interest percentages, an independent third party will opine and set the revised working interest allocations. Adjustments to future production entitlements and capital contributions may be made accordingly. Cash payments may be made between the participants where there is insufficient production to true up contributions to date. If a true up of historical capital contributions is required as a result of redetermination, such capital true-up amounts will include an interest charge based on the nine-month Euribor and the date of the original capital contribution.

On October 26, 2023, Padana formally called for the First Redetermination process, as defined in the UOA, to begin. However, the outcome of this or any future redetermination, which may impact working interest percentages and require a capital contribution rebalancing, is highly uncertain and such amounts are not estimable at this time. Accordingly, as of December 31, 2025, AleAnna had not recorded any receivable from or payable to Padana related to the redetermination process.

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

As described in Note 1, AleAnna acquired a 33.5% working interest in the Longanesi field. As part of the purchase, a legacy owner, Blugas, retained an interest akin to an overriding royalty interest (“ORRI”), whereby Blugas is entitled to physical delivery of 20% of the first 350 million standard cubic meters (“SCM”) produced from the Longanesi field. In accounting for the acquisition of the 33.5% working interest, the Company did not recognize an asset or liability in the consolidated financial statements related to the Blugas ORRI. Further, in December 31, 2024, the Company’s SEC Case reserves estimates contemplated the contractual arrangement and physical gas delivery to Blugas, such that the net cash flows related to the gas reserves attributable to the Company’s 33.5% working interest were reduced.

On May 28, 2024, the Company entered into the Blugas Settlement Agreement with Blugas regarding the Blugas ORRI. Under the terms of the Blugas Settlement Agreement, the Company paid Blugas approximately €5 million, plus an additional €1.1 million in applicable VAT, or approximately $6.6 million. In exchange, the Company was released from any future liability related to the Blugas ORRI. As a result of the transactions contemplated by the Blugas Settlement Agreement, the Company’s 33.5% working interest (net revenue interest) in the Longanesi field, as established under the terms of the Unified Operating Agreement arrangement originally signed between ENI and Grove and dated September 26, 2009, is now unencumbered except for normal government royalties (10%).

The Blugas Settlement Agreement was accounted for as an acquisition of the Blugas ORRI claim with a corresponding increase to the estimated future cash flows from our reserves. As such, the cost of the acquisition is included in natural gas and other properties, with the VAT portion included in value-added tax refund receivable in the consolidated balance sheet as of December 31, 2025 and December 31, 2024. The Company’s year-end December 31, 2023 reserve quantities included the 20% of 350 million standard cubic meters (approximately 2,472 106ft3) allocable to the Blugas ORRI in the Company’s proved gas reserves. However, the required payments to Blugas associated with the sale of such quantities were reflected as cash outflows (costs) in the Company’s year-end December 31, 2023 reserve report as if such amounts were paid to Blugas. Following settlement, the Company’s year-end December 31, 2024 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 106ft3); however, the previously required payments to Blugas associated with the sale of such quantities are no longer reflected as cash outflows (costs) given the acquisition of the Blugas ORRI. As the cash outflows (costs) are no longer reflected as if paid to Blugas, such amounts are reflected in the Company’s December 31, 2024 reserve report as allocable to the Company’s unencumbered 33.5% working interest.

NOTE 9 – EQUITY

AleAnna Common Stock and Noncontrolling Interests – As of December 31, 2025, the Company had 40,659,881 shares of Class A Common Stock outstanding and 25,994,400 shares of Class C Common Stock outstanding. See Note 2, “Reverse Recapitalization Transaction” for more details of the Company’s Class A Common Stock and Class C Common Stock as of December 31, 2025.

Following the Business Combination, AleAnna, Inc. became the sole managing member of HoldCo and received 40,560,433 Class A HoldCo Units, representing a controlling economic interest in HoldCo. AleAnna, Inc. consolidates HoldCo and its subsidiaries in its consolidated financial statements. The remaining 25,994,400 Class C HoldCo Units are held by Nautilus Resources LLC and are presented as noncontrolling interests (“NCI”) in the Company’s consolidated financial statements. Holders of Class C HoldCo units have a direct economic interest in HoldCo, but no direct economic interest in AleAnna, Inc. The Class C Common Stock is paired with the Class C HoldCo Units and provides voting rights in AleAnna, Inc. on a one-to-one basis with Class A Common Stock but carries no economic rights. Each Class C HoldCo Unit may be exchanged, together with a share of Class C Common Stock, for one share of Class A Common Stock.

As of December 31, 2025, AleAnna, Inc. held approximately 60.94% of the economic interest in HoldCo through its Class A HoldCo Units, and Nautilus held approximately 39.06% through its Class C HoldCo Units. These interests are reflected as controlling and noncontrolling interests, respectively in the Company’s consolidated financial statements. The NCI may decrease as holders of Class C HoldCo Units (which represent an economic interest in HoldCo) and their corresponding shares of Class C Common Stock (which provide voting rights in AleAnna, Inc.) exchange both securities together for shares of Class A Common Stock. Each share of Class C Common Stock must be surrendered along with a corresponding Class C HoldCo Unit in order to receive one share of Class A Common Stock. As of December 31, 2025, no such exchanges has occurred.

As of December 31, 2025 the noncontrolling interest presented in the Company’s consolidated financial statements primarily relates to the 39.06% economic interest in HoldCo held by Nautilus Resources LLC through Class C HoldCo Units. A small portion on the noncontrolling interest also relates to a third-party minority interest in the Campopiano RNG project-level subsidiary discussed in Note 1.

Warrants – There were 11,150,543 and 11,249,991 Public Warrants outstanding as of December 31, 2025 and 2024, respectively. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our Business Combination.

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

Through December 31, 2025, holders had exercised an aggregate 99,448 Public Warrants, resulting in the issuance of 99,448 shares of Class A Common Stock at an exercise price of $11.50 per share. These exercises generated approximately $1.1 million in cash proceeds.

AleAnna Energy Members’ Equity (pre-Business Combination) – Prior to the Business Combination the Company had Common Units and Class 1 Preferred Units issued and outstanding.

Due to the redemption features of the Class 1 Preferred Units, they were recorded at redemption value and classified as temporary equity in the consolidated balance. The difference between the book value of Class 1 Preferred Units issued and the redemption value, less the amount attributable to the derivative liability, was recorded as a deemed dividend in periods prior to the Business Combination. AleAnna Energy’s Class 1 Preferred Units and Common Units were exchanged for AleAnna common stock in connection with the Business Combination.

NOTE 10 – EXECUTIVE COMPENSATION

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

The Company tracks each of the milestones for the executive compensation package based on the current and future business plans. Based on the metrics and performance indicators outlined in the executive compensation package, management has concluded that the likelihood of achieving each of these metrics is not probable based on the financial performance as of December 31, 2025.

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

The Company accounts for the LTIP in accordance with U.S. GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The Company recognized stock-based compensation expense, which is included in “General and administrative” expense on the Company’s Consolidated Statement of Operations, of $0.8 million for the year ended December 31, 2025.

Restricted Stock Units (“RSU’s”)

RSU’s are granted to certain employees and non-employee directors. The company has different classes of RSU’s. Generally, RSU’s vest one-third each year over a three-year vesting schedule following the grant date, subject to the holder’s continuous service requirement. Annual RSU’s generally vest upon the earliest of the one year anniversary of the grant date or the next annual meeting of the stockholders, provided that such annual meeting occurs at least 52 weeks following the prior annual meeting of the stockholders, and subject to the holder’s continuous service on such date. RSU’s may be settled in cash or shares of common stock or a combination thereof at the sole discretion of the Company.

Number of Shares of RSUs
Unvested as of December 31, 2024	-
Granted	221,550
Vested	-
Forfeited	-
Unvested as of December 31, 2025	221,550

Number of Shares of Annual RSUs
Unvested as of December 31, 2024	-
Granted	108,959
Vested	-
Forfeited	-
Unvested as of December 31, 2025	108,959

During the year ended December 31, 2025, the fair value of both RSU’s and Annual RSU’s was $3.19, the closing sale price of the Company’s Class A Common Stock on the grant date. As of December 31, 2025 the total unrecognized compensation cost related to RSUs and Annual RSUs was $1.3 million which is expected to be recognized over 2.83 years.

Performance Stock Units (“PSU’s”)

PSU’s are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics. Outstanding PSU’s may be settled in cash or shares of common stock or a combination thereof at the sole discretion of the Company. Holders of PSU’s have no right to vote the shares represented by the units until vested and settled.

Number of Shares of PSUs
Unvested as of December 31, 2024	-
Granted	276,627
Vested	-
Forfeited	-
Unvested as of December 31, 2025	276,627

During the year ended December 31, 2025, the fair value of PSUs with a performance-based condition was $3.19, the closing sale price of the Company’s Class A Common Stock on the grant date. As of December 31, 2025 the total unrecognized compensation cost related to PSUs was $0.1 million which is expected to be recognized over 0.5 years.

NOTE 11 – INCOME TAXES

As of December 31, 2025 and 2024, AleAnna, Inc. held 60.94% of the economic interest in HoldCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, HoldCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. AleAnna, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of HoldCo.

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

For the days and periods prior to the closing of the Business Combination, AleAnna Energy was a disregarded subsidiary of an entity treated as a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. The period as of and for the year ended December 31, 2025 discussed below represents the period beginning January 1, 2025 and ending December 31, 2025.

AleAnna’s Italian subsidiary (AleAnna Italia, S.p.A.) is a joint stock company or S.p.A and is considered a corporation under the Italian tax code. Therefore, the statutorily determined cumulative taxable loss of AleAnna Italia was tax affected and recognized as a deferred tax asset as of December 31, 2025 and 2024. The Company has also recorded deferred tax assets for temporary differences between the book and tax basis in the underlying assets and liabilities.

Domestic and foreign income (loss) before provision for income taxes is comprised of the following:

	Years Ended December 31,
	2025	2024
Domestic	$(5,000,318)	$(8,732,939)
Foreign	9,145,782	(3,698,242)
Total	$4,145,464	$(12,431,181)

Income tax expense attributable to operations is comprised of the following:

	Years Ended December 31,
	2025	2024
Current
Federal	$-	$-
State	-	-
Foreign	401,065	-
Total current tax expense	$401,065	$-

Deferred
Federal	$-	$-
State	-	-
Foreign	862,331	-
Total deferred tax expense	862,331	-
Income tax expense	$1,263,396	$-

The Company’s income tax rate differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years Ended December 31,
Effective tax rate	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$870,481	21.00%	$(2,610,548)	21.00%
Foreign tax effects
Italy
Tax rate differential	275,205	6.64%	110,947	-0.89%
Regional taxes	401,065	9.67%	-	0.00%
Deferred tax adjustments	(2,603,151)	-62.80%	-	0.00%
Changes in valuation allowance	1,263,843	30.49%	672,255	-5.41%
Other	5,885	0.14%	(6,572)	0.05%
Changes in valuation allowance - U.S.	(584,118)	-14.09%	50,152	-0.40%
Nontaxable or Nondeductible Items
Partnership income and NCI	1,965,861	47.42%	1,783,766	-14.35%
Equity compensation	128,196	3.09%	-	0.00%
Deferred tax adjustments	(460,325)	-11.10%	-	0.00%
Other	454	0.01%	-	0.00%
	$1,263,396	30.48%	$-	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of the balance sheet dates were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$4,860,642	$5,627,319
Property and equipment	23,687,632	17,955,431
Asset impairment	8,356,563	7,378,548
Asset retirement obligation	791,105	704,613
Contingent consideration	6,774,699	5,980,895
Lease liabilities	429,279	-
Business Combination transaction expenses	1,763,717	1,753,919
Investment in partnership	3,987,605	5,381,564
Other assets	62,795	-
Total deferred tax assets	50,714,037	$44,782,289
Valuation allowance	(49,970,301)	(44,489,087)
Net deferred tax asset	$743,736	$293,202
Deferred tax liabilities:
Accounts receivable	$314,458	$293,202
Right-of-use assets	429,710	-
Property and equipment	897,380	-
Other	-	-
Total deferred tax liabilities	1,641,548	293,202
Net deferred tax liabilities	$(897,812)	$-

The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. After consideration of all positive and negative evidence, the Company concluded that it is more likely than not that the deferred tax assets for all entities will not be realizable as of December 31, 2025. This conclusion was based on the evaluation of positive and negative evidence, including the Longanesi field commenced production in 2025 and the Company’s recent history of losses. The negative evidence outweighed positive evidence. Consequently, the Company maintains $50.0 million of valuation allowance against its deferred tax assets with $43.6 million of the valuation allowance being recorded against Italian deferred tax assets and $6.4 million of the valuation allowance being recorded against U.S. deferred tax assets. The Company will continue to evaluate all available evidence in the future periods.

As of December 31, 2025, the Company had $5.0 million of deferred tax assets related to net operating loss carryforwards (“NOL”) available to offset future taxable income. The Company had $0.7 million of U.S. federal net operating loss carryforwards that do not expire and are subject to 80% taxable income limitation. The Company also has $4.3 million of Italian net operating loss carryforwards that do not expire and are subject to 80% taxable income limitation.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of December 31, 2025 and 2024, the Company had not recorded any uncertain tax positions or accrued interest and penalties on the consolidated balance sheets.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns and Italian tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns or Italian tax returns are currently under examination by the respective taxing authorities.

On July 4, 2025, the One Big Beautiful Bill Act “OBBBA” was signed into law. The OBBBA makes permanent several items of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate deduction of domestic research expenditures, and utilizing earnings before interest, taxes, depreciation, and amortization in computing the business interest expense limitation. The changes in this bill do not have a material impact on the income tax provision for tax year ending December 31, 2025.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Certain executive officers of AleAnna are currently employed by and participate in employee benefit plans sponsored by an affiliate of Nautilus and provide administrative and support services to AleAnna under a master services agreement. As of December 31, 2025, AleAnna had outstanding payables of $0.1 million to the affiliate of Nautilus pursuant to such agreements. Services provided include insurance, risk management, legal, information technology, purchasing, executive management, accounting, finance, human resources, and other administrative services.

NOTE 13 – INCOME (LOSS) PER SHARE

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

Prior to the closing of the Business Combination, AleAnna Energy operated as a limited liability company with ownership interests consisting of Common Units and Class 1 Preferred Units. The application of a hypothetical exchange ratio to convert these units into shares of Class A and Class C Common Stock for periods prior to the Business Combination would not reflect the Company’s post-transaction capital structure. Accordingly, the Company has not retroactively applied the hypothetical exchange ratio or presented earnings (net loss) per unit for those historical periods, as such information would not be meaningful or comparable to earnings (net loss) per share presented for periods after the Business Combination. See Note 2, “Reverse Recapitalization Transaction,” for further discussion. EPS for the period from the closing of the Business Combination on December 13, 2024 through December 31, 2024 was immaterial.

For the year ended December 31, 2025, basic net income per share was computed by dividing net income attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the respective periods. Diluted net income per share was computed by dividing net income attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

For the year ended December 31, 2025, the Company excluded potentially dilutive securities from the computation of diluted net income per share because their inclusions would have been anti-dilutive. As a result, the weighted average number of shares of Class A Common Stock outstanding used to calculate basic and diluted net loss per share is the same. The Class C Common Stock are not participating securities; thus, the application of the two-class method is not required.

The following table sets forth the computation of net income (loss) used to compute basic net income (loss) per share of Class A Common Stock for the year ended December 31, 2025:

Year ended December 31,
2025
Net income (loss)	$2,882,068
Income (loss) attributable to noncontrolling interests	(1,082,958)
Net Income (loss) attributable to holders of Class A Common Stock	$1,799,110

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,632,428
Net income (loss) per share of Class A Common Stock, basic and diluted	$0.04

The below shares have been excluded from the computation of diluted per share amounts because their effect would have been anti-dilutive as of December 31, 2025:

Year ended December 31,
2025
Performance Stock Units	276,627
Restricted Stock Units	330,508
Public Warrants	11,150,543
Class C Common Shares	25,994,400
Total shares excluded	37,752,078

NOTE 14 – SEGMENT REPORTING

During the first half of 2025, in connection with the commencement of production at the Longanesi field, the Company’s evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment, As a result, the Company determined it has two operating segments, the Conventional segment and the Renewable segment, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision makers (“CODM”), the Company’s Executive Director and Chief Executive Officer, collectively reviews financial information to assess performance and allocate resources.

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

Selected financial information by segment is presented in the tables below:

	Year Ended December 31, 2025
	Conventional	Renewable	Total
Revenues	$22,369,981	$2,665,756	$25,035,737

Less:
Cost of revenues	$2,948,757	$3,246,718
Lease operating expense	3,207,562	-
Segment general and administrative	2,653,853	1,889,476
Depreciation and depletion	2,586,564	346,916
Accretion of asset retirement obligation	132,002	-
Segment operating income (loss)	$10,841,243	$(2,817,354)	$8,023,889
Reconciling items:
Less: Corporate general and administrative			5,121,324
Interest and other income			1,242,899
Income (loss) before income taxes			$4,145,464

Segment assets	$67,310,047	$16,133,887	$83,443,934
Corporate and other assets			17,852,387
Total assets			$101,296,320

	Year Ended December 31, 2024
	Conventional	Renewable	Total
Revenues	$-	$1,420,030	$1,420,030

Less:
Cost of revenues	$-	$1,043,174
Segment general and administrative	2,639,824	1,502,054
Depreciation and depletion	-	133,516
Accretion of asset retirement obligation	133,239	-
Segment operating income (loss)	$(2,773,063)	$(1,258,714)	$(4,031,777)
Reconciling items:
Less: Corporate general and administrative			$2,122,209
Business combination transaction expenses			(8,398,653)
Interest and other income			1,948,281
Change in fair value of derivative liability			173,177
Income (loss) before income taxes			$(12,431,181)

Segment assets	$44,962,865	$14,150,411	$59,113,276
Corporate and other assets			23,973,315
Total Assets			$83,086,591

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

NOTE 16 – CONVENTIONAL NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental information presents the results of natural gas activities in accordance with the successful efforts method of accounting.

The following table presents capitalized costs related to the development of natural gas discoveries (primarily the Longanesi field). See Note 7 for aggregate capitalized costs.

	For the Year Ended December 31,
	2025	2024
Capitalized costs
Proved properties	$8,574,566	$11,498,184
Less: Accumulated depreciation and depletion	(2,932,984)	-
Net capitalized costs	$5,641,582	$11,498,184

The following table presents costs incurred for acquisition of properties, exploration costs and development costs. As the Company’s primary activities in 2025 and 2024 involved the development of the Longanesi field, and there were no new acquisitions and minimal exploration activities, the primary costs incurred during 2025 and 2024 were development costs.

	For the Year Ended December 31,
	2025	2024
Acquisition of properties	$-	$5,207,800
Exploration costs	-	-
Development costs	8,574,566	6,290,384

The $5.2 million in acquisition of properties in 2024 in the table above is related to the Blugas Settlement Agreement discussed in further detail in Note 8.

Reserve Information

Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred.

The net reserve information disclosed herein encompasses only the Company’s proved developed and undeveloped Gradizza, Longanesi, and Trava discoveries. Other probable and possible reserves related to Gradizza, Longanesi, and Trava have been excluded. Other prospective resources related to AleAnna’s additional exploration prospects beyond Gradizza, Longanesi, and Trava have also been excluded. The following table summarizes estimated net natural gas reserves in millions of cubic feet.

	December 31, 2025	December 31, 2024
Natural gas	(10[6]ft3)
Proved developed and undeveloped reserves:
Balance at January 1	17,621	17,689
Revision of previous estimates	-	-
Due to extensions(1)	23,461	-
Due to discoveries(1)	-	-
Due to changes in sales prices(1)	-	-
Due to other revisions(1)	(15,255)	(68)
Balance at December 31	25,827	17,621

Proved developed reserves:
Balance at January 1	-	-
Due to extensions(1)	23,461	-
Balance at December 31	23,461	-
Proved undeveloped reserves:
Balance at January 1	17,621	17,689
Revision of previous estimates
Due to extensions(1)	-	-
Due to discoveries(1)	-	-
Due to changes in sales prices(1)	-	-
Due to other revisions(1)	(15,255)	(68)
Balance at December 31	2,366	17,621

(1)	The slight decrease during the year ended December 31, 2025 due to other revisions was primarily related to the expected timing of forecasted startup dates for Longanesi and Gradizza. Increases from extensions during the year ended December 31, 2024 were solely related to the Company’s recent Longanesi development drilling. We had no exploratory or development drilling during the years ended December 31, 2025, or 2024. AleAnna’s existing reserves were considered economic and were expected to be recovered at the volume-weighted average price attributable to the estimated proved reserves of $12.84 and $11.73 per thousand cubic feet of gas for the year ended December 31, 2025, and 2024. As a result, there were no revisions to volumes in either year as a result of changes in sales prices during the years ended December 31, 2025, and 2024. The Company also had no other additions during the years ended December 31, 2025, or 2024.

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

Management cautions that the standard measure of discounted future cash flows should not be viewed as an indication of the fair market value of natural gas producing properties, nor of the future cash flows expected to be generated. The information presented does not give recognition to future changes in estimated reserves, selling prices or costs and has been discounted at a rate of 10%. Further, the Company’s December 31, 2024 SEC Case reserves estimates contemplated the contractual arrangement and physical gas delivery to Blugas, such that the net cash flows attributable to the Company’s 33.5% working interest were reduced, as previously discussed in Note 8. Following settlement, the Company’s year-end December 31, 2024 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 106ft3), however, the previously required payments to Blugas associated with the sale of such quantities are no longer reflected as cash outflows (costs) as if such amounts were paid to Blugas. As the cash outflows (costs) are no longer reflected as if paid to Blugas, such amounts are reflected in the Company’s December 31, 2024 reserve report as allocable to the Company’s unencumbered 33.5% working interest.

The following table summarizes the estimated future net cash flows from natural gas reserves (in thousands). All amounts noted relate to the Company’s onshore Italian gas assets. The Company has no other gas assets in other jurisdictions.

	December 31, 2025	December 31, 2024
Consolidated entities:
Future cash inflows(1)	$331,635	$206,696
Future production and development costs(1)	(149,825)	(76,363)
Future income tax expenses(1)	(46,062)	(22,793)
Future net cash flows	$135,748	$107,540
10% annual discount for estimated timing of cash flows	(48,020)	(18,507)
Standardized measure of discounted future net cash flows	$87,728	$89,033
Total consolidated interests in the standardized measure of discounted future cash flows	$87,728	$89,033

(1)	Gas prices are based on a reference price. Gross gas price is calculated as the unweighted arithmetic average of the first day-of-the-month price for each month within a 12-month period prior to the end of the reporting period. The volume-weighted average price attributable to the estimated proved reserves was $12.84 and $11.73 per thousand cubic feet of gas for the year ended December 31, 2025, and 2024, respectively. Future net cash flows were computed using the volume-weighted average price used in estimating AleAnna’s proved gas reserves, year-end costs, and statutory tax rates that relate to existing proved gas reserves.

The following table summarizes the aggregate change in the standardized measure of discounted future net cash flows for individually significant sources of change (in thousands).

	December 31, 2025	December 31, 2024
Beginning standardized measure of discounted future net cash flows	$89,033	$69,924
Net change in sales prices related to future production(1)	10,990	(54,042)
Changes in estimated future development costs and abandonment costs	(29,393)	-
Sales and transfers of oil and gas produced during the period, net of production costs	(30,950)	-
Net change due to extensions, discoveries, and improved recovery(2)	2,968	-
Net change due to purchase of royalty interest(3)	-	40,750
Net changes due to revisions in quantity estimates	44,262	-
Previously estimated development costs incurred during the period	5,337	7,015
Net change in income taxes	(10,979)	19,095
Accretion of discount	$6,460	$6,291
Aggregate change in the standardized measure of discounted future net cash flows(3)	(1,305)	19,109
Ending standardized measure of discounted future net cash flows	$87,728	$89,033

(1)	Gas prices are based on a reference price. Gross gas price is calculated as the unweighted arithmetic average of the first day-of-the-month price for each month within a 12-month period prior to the end of the reporting period. The volume-weighted average price attributable to the estimated proved reserves was $12.84 and $11.73 per thousand cubic feet of gas for the year ended December 31, 2025, and 2024, respectively.

(2)	Increases from extensions are solely related to the Company’s recent Longanesi development drilling. There were no other positive or negative revisions to reserves other than the reserves added as a result of drilling. The Company had no exploratory or development drilling during the years ended December 31, 2025 or 2024. AleAnna’s existing reserves were considered economic and were expected to be recovered at the volume-weighted average price attributable to the estimated proved reserves of $12.84 and $11.73 per thousand cubic feet of gas for the year ended December 31, 2025, and 2024. As a result, there were no revisions to volumes in either year as a result of changes in sales prices during the years ended December 31, 2025 and 2024. The Company also had no other additions during the years ended December 31, 2025 or 2024.

(3)	The Company’s December 31, 2024 SEC Case reserves estimates contemplated the contractual arrangement and physical gas delivery to Blugas, such that the net cash flows attributable to the Company’s 33.5% working interest were reduced, as previously discussed in Note 8. Following the purchase of the Blugas ORRI as discussed in Note 8, the Company’s year-end December 31, 2024 reserve quantities continue to include the 20% of 350 million standard cubic meters (approximately 2,472 10[6]ft3). However, the previously required payments to Blugas associated with the sale of such quantities are no longer reflected as cash outflows (costs) as if such amounts were paid to Blugas. As the cash outflows (costs) are no longer reflected as if paid to Blugas, such amounts are reflected in the Company’s December 31, 2025 reserve report as allocable to the Company’s unencumbered 33.5% working interest.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. We are a newly public company that is in the process of adding resources with the appropriate level of experience and technical expertise to oversee our business processes and controls. At this time, we do not have the necessary business processes and related internal controls formally designed and implemented.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2025 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management identified a material weakness its internal controls over financial reporting as of December 31, 2025, as described above.

In connection with the preparation of AleAnna’s financial statements as of and for the year ended December 31, 2025, our management identified material weaknesses in our internal control over financial reporting. Our management did not maintain an effective control environment in accordance with the COSO framework, as we did not maintain a sufficient complement of accounting and reporting resources commensurate with our financial reporting requirements. Specifically, we did not have adequately designed and documented controls over the preparation, review, and approval of journal entries and account reconciliations and did not have adequate controls over the identification of significant contract terms that may have accounting implications.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weakness

Management, with oversight by the Audit Committee of the Board, is devoting significant attention and resources to remediate the material weakness and to strengthen its internal control over financial reporting. The Company has made significant progress on its remediation plan specific to the material weakness, with the completion of the following remediation activities below:

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

The Company believes that the measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management has begun to take these actions to remediate the material weakness and may take additional measures to address control deficiencies or determine to modify, or in the appropriate circumstances not to complete, certain of the remediation measures identified. The material weakness will not be considered remediated until the remediation plan has been implemented and there has been appropriate time to conclude through testing that the controls are operating effectively. If the steps we take do not remediate the material weakness in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

No Attestation Report of Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting due to our status as an emerging growth company under the JOBS Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 will be incorporated herein by reference to AleAnna’s definitive proxy statement on Schedule 14A relating to the 2026 annual meeting of stockholders (the “2026 Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities by directors, officers, and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations.

Item 11. Executive Compensation

The information called for by this Item 11 will be incorporated herein by reference to our 2026 Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 will be incorporated herein by reference to our 2026 Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 will be incorporated herein by reference to our 2026 Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services

The information called for by this Item 14 will be incorporated herein by reference to our 2026 Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements:

See Part II, Item 8. Financial Statements and Supplementary Data in this Form 10-K.

(2) Consolidated Financial Statement Schedules:

None.

(3) Exhibits: The exhibits listed below are filed or incorporated by reference as a part of this report.

Exhibits	Description
2.1†	Agreement and Plan of Merger, dated as of June 4, 2024, by and among Swiftmerge, HoldCo, Merger Sub and AleAnna (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-280699) filed with the Securities and Exchange Commission on July 5, 2024).
2.2	First Amendment to Agreement and Plan of Merger, dated as of October 8, 2024, by and among Swiftmerge, HoldCo, Merger Sub and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-280699) filed with the Securities and Exchange Commission on October 8, 2024).
3.1	Certificate of Incorporation of AleAnna, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 19, 2024).
3.2	Bylaws of AleAnna, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 19, 2024).
4.1	Specimen Warrant Certificate of Swiftmerge (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-254633), filed with the Securities and Exchange Commission on October 4, 2021).
4.2	Warrant Agreement, dated as of December 14, 2021, by and between Continental Stock Transfer & Trust Company and Swiftmerge (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 20, 2021).
4.3*	Description of Securities of AleAnna, Inc.
10.1	Amended and Restated Letter Agreement, dated June 4, 2024, by and between Swiftmerge Holdings, LP, Swiftmerge and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 19, 2024).
10.2	Investment Management Trust Agreement, dated as of December 17, 2021, by and between Swiftmerge and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 20, 2021).
10.3	Amended and Restated Limited Liability Company Agreement of HoldCo (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 19, 2024).
10.4	Form of Investor Letter, dated June 4, 2024, by and between Swiftmerge, certain qualified institutional buyers or institutional accredited investors and certain unaffiliated third-party investors (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 19, 2024).
10.5	Amended and Restated Registration Rights Agreement, dated as of December 13, 2024, by and among the Company, Swiftmerge Holdings, LP, Nautilus Resources LLC, and certain other persons named therein (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 19, 2024).
10.6+	Form of Indemnification Agreement for directors and executive officers of AleAnna, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on December 19, 2024).
10.7+	Employment Agreement, dated as of September 1, 2022, by and between Marco Brun and AleAnna (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (File No. 333-280699) filed with the Securities and Exchange Commission on November 5, 2024).

10.8+*#	Employment Agreement, dated August 13, 2025, by and between AleAnna, Inc. and Ivan Ronald.
10.9	Form of Director Initial Restricted Stock Unit Agreement (Time Vesting Deferral). (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on November 3, 2025).
10.10	Form of Director Initial Restricted Stock Unit Agreement (Time Vesting No Deferral) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on November 3, 2025).
10.11	Form of Director Annual Restricted Stock Unit Agreement (Time Vesting Deferral) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on November 3, 2025).
10.12	Form of Director Annual Restricted Stock Unit Agreement (Time Vesting No Deferral) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on November 3, 2025).
10.13	Form of Restricted Stock Unit Agreement (Time Vesting) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on November 3, 2025).
10.14	Form of Restricted Stock Unit Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-41164), filed with the Securities and Exchange Commission on November 3, 2025).
10.15+	Aleanna Inc. 2025 Long-Term Incentive Plan (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-41164), filed with the Securities and Exchange Commission on April 29, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-41164), filed with the Securities and Exchange Commission on May 15, 2025).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (File No. 001-41164), filed with the Securities and Exchange Commission on March 31, 2025).
23.1*	Consent of Deloitte and Touche, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of AleAnna, Inc. (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-41164), filed with the Securities and Exchange Commission on March 31, 2025).
99.1*	Report of DeGolyer and MacNaughton, Summary of Reserves at December 31, 2025.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or similar attachment to the SEC upon request.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
+	Indicates management contract or compensatory plan.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of AleAnna, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2026	AleAnna, Inc.

	By:	/s/ Ivan Ronald
	Name:	Ivan Ronald
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marco Brun	Chief Executive Officer and Director	March 30, 2026
Marco Brun	(Principal Executive Officer)

/s/ Ivan Ronald	Chief Financial Officer	March 30, 2026
Ivan Ronald	(Principal Financial Officer)

/s/Graham van’t Hoff	Chairman of the Board	March 30, 2026
Graham van’t Hoff

/s/ William K. Dirks	Director	March 30, 2026
William K. Dirks

/s/ Duncan Palmer	Director	March 30, 2026
Duncan Palmer

/s/ Curtis Hébert, Jr.	Director	March 30, 2026
Curtis Hébert, Jr.