Form 10-Q
period 2026-03-31
AleAnna, Inc.
filed 2026-05-14
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 001-41164

AleAnna, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1582153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Crescent Court, Suite 1860

Dallas, TX 75201

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

As of May 11, 2026, 40,940,000 shares of Class A common stock, par value $0.0001 per share, and 25,994,400 shares of Class C common stock, par value $0.0001 per share, of the registrant were outstanding.

i

PART I — FINANCIAL INFORMATION

ALEANNA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	Footnote Reference	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents		$31,124,907	$31,826,830
Restricted cash		1,274,558	1,304,129
Accounts receivable		3,594,850	1,959,001
Prepaid expenses and other assets		1,864,644	1,528,622
Total Current Assets		37,858,959	36,618,582

Non-current assets:
Natural gas and other properties, successful efforts method, net of accumulated depreciation and depletion of $3,486,616 and $2,932,984, respectively	2	42,418,184	42,553,580
Renewable natural gas properties, net of accumulated depreciation of $588,890 and $508,583, respectively	2	10,506,660	10,744,121
Value-added tax refund receivable		10,424,243	9,589,576
Operating lease right-of-use assets		151,455	1,790,461
Total Non-current Assets		63,500,542	64,677,738
Total Assets		$101,359,501	$101,296,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses		$8,202,635	$6,776,384
Income tax payable		843,417	417,568
Lease liability, short-term		151,455	200,419
Contingent consideration liability, short-term		11,278,795	11,576,846
Total Current Liabilities		20,476,302	18,971,217

Non-current Liabilities:
Asset retirement obligation	8	2,980,553	4,507,921
Deferred tax liability		876,395	897,812
Lease liability, long-term		38,753	1,588,243
Contingent consideration liability, long-term		16,275,760	16,651,065
Total Non-current Liabilities		20,171,461	23,645,041
Total Liabilities		40,647,763	42,616,258

Commitments and Contingencies	3

Stockholders’ Equity:
Class A Common Stock, par value $0.0001 per share, 150,000,000 shares authorized, 40,659,881 shares issued and outstanding as of March 31, 2026 and December 31, 2025		4,066	4,066
Class C Common Stock, par value $0.0001 per share, 70,000,000 shares authorized, 25,994,400 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		2,599	2,599
Additional paid-in capital		228,344,094	228,640,286
Accumulated other comprehensive loss		(4,594,484)	(3,941,388)
Accumulated deficit		(187,174,974)	(189,248,843)
Noncontrolling interest		24,130,437	23,223,342
Total Stockholders’ Equity		60,711,738	58,680,062
Total Liabilities and Stockholders’ Equity		$101,359,501	$101,296,320

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Footnote Reference	For the Three Months Ended March 31,
		2026	2025

Revenues	7	$9,343,517	$644,600

Operating expenses (income):
Cost of revenues		1,550,995	838,395
Lease operating expense		1,315,104	-
General and administrative		2,215,573	3,324,845
Depreciation and depletion	2	1,178,452	73,106
Accretion and remeasurement of asset retirement obligation	8	(613,688)	33,505
Total operating expenses		5,646,436	4,269,851

Operating income (loss)		3,697,081	(3,625,251)

Other income:
Interest and other income		139,837	237,605
Total other income		139,837	237,605

Income (loss) before income taxes		3,836,918	(3,387,646)
Income tax (expense) benefit	5	(437,397)	48,276
Net income (loss)		3,399,521	(3,339,370)
Net (income) loss attributable to noncontrolling interests		(1,325,652)	1,333,231
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units		$2,073,869	$(2,006,139)

Other comprehensive (loss) income
Currency translation adjustment		$(1,071,653)	$1,139,303
Comprehensive income (loss)		2,327,868	(2,200,067)
Comprehensive (income) loss attributable to noncontrolling interests		(907,095)	1,333,231
Total comprehensive income (loss) attributable to Class A Common stockholders or holders of Common Member Units		$1,420,773	$(866,836)

Weighted average shares of Class A Common Stock outstanding, basic and diluted		40,661,677	40,564,475
Net income (loss) per share of Class A Common Stock, basic and diluted	6	$0.05	$(0.05)

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Stockholders’ Equity
	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2025 (audited)	40,659,881	$4,066	25,994,400	$2,599	$228,640,286	$(189,248,843)	$(3,941,388)	$23,223,342	$58,680,062
Foreign currency translation	-	-	-	-	-	-	(653,096)	(418,557)	(1,071,653)
Stock compensation expense	-	-	-	-	51,031	-	-	-	51,031
Tax withholding related to net share settlements of equity awards			-	-	(347,223)	-	-	-	(347,223)
Net income	-	-	-	-	-	2,073,869	-	1,325,652	3,399,521
Balance, March 31, 2026	40,659,881	$4,066	25,994,400	$2,599	$228,344,094	$(187,174,974)	$(4,594,484)	$24,130,437	$60,711,738

	Stockholders’ Equity
	Class A		Class C		Additional		Accumulated		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	other comprehensive loss	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2024 (audited)	40,560,433	$4,056	25,994,400	$2,599	226,722,424	$(191,047,953)	$(5,803,378)	$19,891,093	$49,768,841
Exercises of warrants	24,022	2	-	-	276,251	-	-	-	276,253
Foreign currency translation	-		-	-	-	-	694,324	444,979	1,139,303
Net loss	-		-	-	-	(2,006,139)	-	(1,333,231)	(3,339,370)
Balance, March 31, 2025	40,584,455	$4,058	25,994,400	$2,599	$226,998,675	$(193,054,092)	$(5,109,054)	$19,002,841	$47,845,027

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Footnote Reference	For the Three Months Ended March 31,
		2026	2025

Cash flows from operating activities
Net income (loss)		$3,399,521	$(3,339,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	2	1,178,452	73,106
Accretion and remeasurement of asset retirement obligation	8	(613,688)	33,505
Share based compensation		51,031	-
Changes in operating assets and liabilities:
Accounts receivable		(1,714,978)	780,965
Prepaid expenses and other assets		(379,658)	594,934
Value-added tax refund receivable		(1,083,895)	240,035
Accounts payable and accrued expenses		1,618,472	(208,293)
Income tax payable	5	444,201	-
Change in operating lease liability		-	(34,426)
Net cash provided by (used in) operating activities		2,899,458	(1,859,544)

Cash flows from investing activities
Additions to renewable natural gas properties	2	(19,195)	(373,974)
Additions to conventional natural gas properties	2	(2,950,110)	(845,341)
Net cash used in investing activities		(2,969,305)	(1,219,315)

Cash flows from financing activities
Proceeds from exercises of warrants		-	276,253
Payments for taxes related to net share settlement of equity awards		(347,223)	-
Net cash (used in) provided by financing activities		(347,223)	276,253

Effect of foreign currency translation on cash		(314,424)	2,282,607
Change in cash, cash equivalents and restricted cash during the period		(731,494)	(519,999)
Cash, cash equivalents and restricted cash, beginning of period		33,130,959	28,330,159
Cash, cash equivalents and restricted cash, end of period		$32,399,465	$27,810,160

Supplemental disclosures:
Decrease in right-of-use assets resulting from contract modification		1,627,033	-
Decrease in operating lease liabilities resulting from contract modification		1,585,743	-

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2026

NOTE 1 – Business Overview and Basis of Presentation

AleAnna, Inc. (together with its subsidiaries, the “Company” or “AleAnna”), a Delaware corporation, was formed on December 13, 2024, in connection with the Business Combination (as defined below). AleAnna Inc, is comprised of wholly owned subsidiaries AleAnna Energy, LLC, AleAnna Resources, LLC, AleAnna Italia S.p.A. (“AleAnna Italia”) and AleAnna Renewable Energy S.r.L. (“AleAnna Renewable”). AleAnna Renewable is comprised of various subsidiaries that hold its renewable natural gas assets (the “RNG Subsidiaries”).

Business Combination

On December 13, 2024 (the “Closing Date”), AleAnna consummated its business combination pursuant to that certain Agreement and Plan of Merger (as amended by that certain First Amendment to the Merger Agreement, dated as of October 8, 2024, the “Merger Agreement”), dated June 4, 2024, by and among Swiftmerge Acquisition Corp., a Cayman Islands exempted company (“Swiftmerge”), Swiftmerge HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Swiftmerge (“HoldCo”), Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo and AleAnna Energy, LLC, a Delaware limited liability company (the “Merger”). Immediately upon the completion of the Business Combination, Swiftmerge was renamed to AleAnna, Inc.

AleAnna is a holding company and its organizational structure is commonly referred to as an umbrella partnership C corporation (or “Up-C”) structure, it is dependent upon distributions from HoldCo to pay taxes, and cover its corporate and other overhead expenses. AleAnna is the sole manager of and controls Holdco.

Prior to the Business Combination, and up to the Closing Date, Swiftmerge was a special purpose acquisition company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Conventional Natural Gas

AleAnna is a natural gas resource developer focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and renewable natural gas development in Italy. The Company has several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern gas discoveries. AleAnna retains a 33.5% working interest in the Longanesi field with its working interest partner, and operator, Società Padana Energia Srl (“Padana”). AleAnna acquired its working interest in the Longanesi field through a 2016 transaction with Enel Spa. The Company also retains wholly owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic reservoir imaging.

On March 13, 2025, AleAnna achieved a key milestone with the first production from its working interests in five wells in the Longanesi field, and the field reached sustained maximum production during 2025. The Company began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in 2025.

Renewable Natural Gas (“RNG”)

In 2023, AleAnna launched a renewable natural gas (“RNG”) development business focused on bringing to market carbon negative renewable natural gas derived from animal and agricultural waste.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Restricted Cash — Restricted cash consists of amounts that are held in escrow accounts or otherwise segregated to satisfy specific contractual obligations. The Company’s restricted cash relates to amounts reserved in connection with its contingent consideration liability. The following is a reconciliation of the beginning-of-period and end-of-period total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows:

For the three months ended March 31,
2026
Beginning of period:
Cash and cash equivalents	$31,826,830
Restricted cash	1,304,129
$33,130,959
End of period:
Cash and cash equivalents	$31,124,907
Restricted cash	1,274,558
$32,399,465

Balances as of December 31, 2024 and March 31, 2025 of $28.3 million and $27.8 million, respectively, consisted each of cash and cash equivalents.

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

In November 2025, the FASB issued ASU 2025-11 to improve navigability and clarify the application of the guidance in ASC 270. The guidance lists the interim disclosures required under U.S. GAAP as well as establishes a disclosure principle. The new disclosure principle requires entities to disclose events or changes that have occurred since the end of the previous annual reporting period and have a material impact on the entity. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statement disclosures. These amendments are effective for interim reporting periods beginning after December 15, 2027 with early adoption allowed.

NOTE 2 – NATURAL GAS PROPERTIES

Conventional Natural Gas Properties

	March 31, 2026	December 31, 2025
Natural gas properties	$69,621,057	$69,539,662
Less: Accumulated impairment	(23,716,257)	(24,053,098)
Less: Accumulated depreciation and depletion	(3,486,616)	(2,932,984)
Natural gas and other properties, net	$42,418,184	$42,553,580

Asset additions during the three months ended March 31, 2026 and 2025 primarily related to the construction of the Longanesi processing facility. There were no exploratory wells drilled and there were no capitalized exploratory well costs incurred during the three months ended March 31, 2026 or March 31, 2025.The company recorded no impairment of natural gas properties during the three months ended March 31, 2026 or March 31, 2025. The change in accumulated impairment relates to the effects of foreign currency translation adjustments. During the three months ended March 31, 2026 conventional natural gas properties were negatively impacted by the effects of foreign currency translation of approximately $1.0 million.

First Production at Longanesi

On March 13, 2025, AleAnna achieved a key milestone with the first production from its five wells in the Longanesi field and began recognizing revenue and related expenses, including depreciation and depletion, related to this production during the second quarter of 2025. AleAnna generated approximately $8.9 million of revenue from sales of natural gas from the Longanesi field during the three months ended March 31, 2026.

Renewable Natural Gas Properties

	March 31, 2026	December 31, 2025
Renewable natural gas properties	$11,095,550	$11,252,704
Less: Accumulated depreciation and depletion	(588,890)	(508,583)
Renewable natural gas properties, net	$10,506,660	$10,744,121

During the three months ended March 31, 2026 renewable natural gas properties were negatively impacted by the effects of foreign currency translation of approximately $0.3 million.

During the three months ended March 31, 2026 and March 31, 2025, all RNG revenue was derived from a single source (sales of electricity) and a single customer (the local state-owned electrical utility). As of March 31, 2026 the Company had $0.4 million of revenue receivable related to electricity sales.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies on a regular basis and accrues a liability for such matters when the Company believes that a loss is probable, and the amount of the loss can be reasonably estimated. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or estimated as possible losses may not represent the ultimate loss to the Company from the legal proceedings in question and the Company’s exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or estimated There were no material changes to the Company’s commitments and contingencies during the three months ended March 31, 2026.

NOTE 4 –STOCK BASED COMPENSATION

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

The Company recognized stock-based compensation expense, which is included in General and administrative expense on the Company’s condensed consolidated statement of operations, of less than $0.1 million for the three months ended March 31, 2026. No stock-based compensation expense was recorded for the three months ended March 31, 2025.

On April 13, 2026, the Compensation Committee granted various awards under the 2025 Long-Term Incentive Plan totaling approximately 680,000 awards.

Restricted Stock Units

During the three months ended March 31, 2026, the fair value of both RSU’s and Annual RSU’s was $3.19, the closing sale price of the Company’s Class A Common Stock on the grant date. As of March 31, 2026 the total unrecognized compensation cost related to RSUs and Annual RSUs was $1.3 million which is expected to be recognized over 2.6 years.

Performance Stock Units (“PSU’s”)

Number of Shares of PSUs
Unvested as of December 31, 2025	276,627
Granted	-
Vested (1)	(161,662)
Forfeited	(75,013)
Unvested as of March 31, 2026	39,952

(1)	Shares vested during the period were not issued until April 2026, therefore are excluded from the shares outstanding as of March 31, 2026.

During the three months ended March 31, 2026, the fair value of PSUs with a performance-based condition was $3.19, the closing sale price of the Company’s Class A Common Stock on the grant date. During the three months ended March 31, 2026, the Compensation Committee certified the level of performance achieved under the PSU awards for the performance period ended December 31, 2025. As such, 161,662 shares of Class A Common Stock were vested during the three months ended March 31, 2026. As of March 31, 2026 the total unrecognized compensation cost related to PSUs was less than $0.1 million which is expected to be recognized over 0.3 years.

NOTE 5 – INCOME TAXES

As of March 31, 2026 and December 31, 2025, AleAnna, Inc. held 60.94% of the economic interest in HoldCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, HoldCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. AleAnna, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of HoldCo. AleAnna Energy was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. As a direct result of the Business Combination, HoldCo became the sole member of AleAnna Energy. As such, HoldCo’s distributive share of any net taxable income or loss and any related tax credits of AleAnna Energy are then distributed to the Company. For the days and periods prior to the closing of the Business Combination, AleAnna Energy was a disregarded subsidiary of an entity treated as a partnership. As such, its net taxable loss and any related tax credits were allocated to its members.

AleAnna’s Italian subsidiary (AleAnna Italia, S.p.A.) is a joint stock company or S.p.A. and is considered a corporation under the Italian tax code. Therefore, the statutorily determined cumulative taxable loss of AleAnna Italia was tax affected and recognized as a deferred tax asset as of March 31, 2026 and December 31, 2025. The Company has also recorded deferred tax assets for temporary differences between the book and tax basis in the underlying assets and liabilities. Given AleAnna’s history of losses, and because future production remained uncertain as of March 31, 2026 and December 31, 2025, a full valuation allowance was applied against the deferred tax assets.

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The company recognized $0.4 million in income tax expense during the three months ended March 31, 2026 compared to an income tax benefit of less than $0.1 million during the three months ended March 31, 2025, primarily related to temporary differences of its Italian subsidiaries. The Company’s effective tax rate was 11.4% for the three months ended March 31, 2026, and (1.4%) for the same period in 2025. The effective tax rates during the three months ended March 31, 2026 and 2025 were lower than the applicable statutory rates primarily due to the application of a full valuation allowance against the Company’s deferred tax assets as of both March 31, 2026 and March 31, 2025 and taxable losses as of March 31, 2025. The applicable U.S. and Italian corporate tax rates were 21% and 24%, respectively, during the three months ended March 31, 2026 and 2025.

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

After consideration of all available positive and negative evidence, the Company maintained a full valuation allowance against its deferred tax assets as of March 31, 2026 and December 31, 2025. While the Longanesi field commenced production during the second quarter of 2025, the Company has a history of losses and limited demonstrated profitability. In accordance with ASC 740, the Company considers cumulative losses in recent years to be significant negative evidence that is difficult to overcome with subjective forecasts of future taxable income. As such, the Company determined that it is not yet appropriate to release any portion of the valuation allowance. The Company will continue to evaluate all available evidence in future periods. As noted above, the valuation allowances completely offset the deferred tax assets, which resulted in a net zero impact to the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of March 31, 2026 and December 31, 2025, the Company had not recorded any uncertain tax positions or accrued interest and penalties on the consolidated balance sheets.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns and Italian tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns or Italian tax returns are currently under examination by the respective taxing authorities.

NOTE 6 – INCOME (LOSS) PER SHARE

For the three months ended March 31, 2026 and 2025, basic net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the respective periods. Diluted net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

For the three months ended March 31, 2026 and 2025, the Company excluded potentially dilutive securities from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. As a result, the weighted average number of shares of Class A Common Stock outstanding used to calculate basic and diluted net income (loss) per share is the same.

The following table sets forth the computation of net income (loss) used to compute basic net income (loss) per share of Class A Common Stock is as follows:

	Three months ended March 31,
	2026	2025
Net income (loss)	$3,399,521	$(3,339,370)
Income (loss) attributable to noncontrolling interests	(1,325,652)	1,333,231
Net Income (loss) attributable to holders of Class A Common Stock	$2,073,869	$(2,006,139)

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,661,677	40,564,475
Net income (loss) per share of Class A Common Stock, basic and diluted	$0.05	$(0.05)

The below shares have been excluded from the computation of diluted per share amounts because their effect would have been anti-dilutive as of March 31, 2026:

	Three months ended March 31,
	2026	2025
Performance Stock Units	39,952	-
Restricted Stock Units	330,508	-
Public Warrants	11,150,543	11,225,969
Class C Common Shares	25,994,400	25,994,400
Total shares excluded	37,515,403	37,220,369

There were no outstanding Performance Stock Units or Restricted Stock Units during the three months ended March 31, 2025.

NOTE 7 – SEGMENT REPORTING

During the first half of 2025, in connection with the commencement of production at the Longanesi field, the Company’s evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment. As a result, the Company determined it has two operating segments, the Conventional segment and the Renewable segment, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision makers (“CODM”) - the Company’s Chief Executive Officer - reviews financial information to assess performance and allocate resources.

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

Selected financial information by segment is presented in the tables below:

	Three months ended March 31, 2026
	Conventional	Renewable	Total
Revenues	$8,921,637	$421,880	$9,343,517

Less:
Cost of revenues	1,085,446	465,549	1,550,995
Lease operating expense	1,315,104	-	1,315,104
Segment general and administrative	899,340	437,036	1,336,376
Depreciation and depletion	1,084,234	94,218	1,178,452
Accretion and remeasurement of asset retirement obligation	(613,688)	-	(613,688)
Segment operating income (loss)	$5,151,201	$(574,923)	$4,576,278
Reconciling items:
Less: Corporate general and administrative			879,197
Interest and other income			139,837
Income (loss) before income taxes			$3,836,918

Segment assets	$70,328,095	$13,837,672	$84,165,767
Corporate and other assets			17,193,734
Total assets			$101,359,501

	Three months ended March 31, 2025
	Conventional	Renewable	Total
Revenues	$-	$644,600	$644,600

Less:
Cost of revenues	-	838,395	838,395
Segment general and administrative	686,781	1,014,503	1,701,284
Depreciation and depletion	-	73,106	73,106
Accretion of asset retirement obligation	33,505	-	33,505
Segment operating income (loss)	$(720,286)	$(1,281,404)	$(2,001,690)
Reconciling items:
Less: Corporate general and administrative			1,623,561
Interest and other income			237,605
Income (loss) before income taxes			$(3,387,646)

Segment assets	$46,270,570	$15,805,979	$62,076,549
Corporate and other assets			19,915,142
Total Assets			$81,991,691

NOTE 8 – ASSET RETIREMENT OBLIGATION

During the three months ended March 31, 2026, the Company updated the assumptions underlying the measurement of its Asset Retirement Obligations (“AROs”) to reflect revised cost and timing estimates for the retirement activities at each site. The effect of the revisions was a net decrease in the aggregate ARO liability of approximately $1.6 million accounted for as follows:

●	Downward revisions (site-by-site) were discounted using the credit-adjusted risk-free rate(s) that existed when the related ARO layer was originally recognized.

●	Upward revision was discounted using the current credit-adjusted risk-free rate and treated as a new layer of the liability.

●	Where a downward revision in the ARO exceeded the remaining unamortized Asset Retirement Cost (“ARC”) historically capitalized to the underlying asset, the ARC was reduced to zero, and the excess was recognized as a credit to the income statement. Where the revision was absorbed within the remaining ARC, the corresponding reduction was recorded as an adjustment to the capitalized ARC and will be reflected prospectively.

The revision reflects updated cost estimates for site restoration and, for certain wells, changes in the expected scope and timing of decommissioning activities based on the latest technical assessments.

The following table presents a reconciliation of the beginning and ending carrying amounts of the Company’s asset retirement obligations included in non-current liabilities in the Condensed Consolidated Balance Sheets.

March 31, 2026
Balance January 1	$4,507,921
Accretion	33,237
Change in timing and amount of restoration activities	(1,560,605)
Ending balance	$2,980,553

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 14, 2026, the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve substantial risks and uncertainties within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the Company’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

●	the Company’s financial conditions and results of operations;

●	the development of our estimated proved undeveloped reserves;

●	the Company’s reserves estimates;

●	the timing of acquisition, financing, construction and development of new projects;

●	the Company’s ability to raise financing in the future;

●	changes in public acceptance and support of renewable energy development and projects;

●	the company’s ability to obtain necessary regulatory and governmental permits and approvals;

●	the effects of competition;

●	the Company’s ability to identify, acquire, develop and operate renewable natural gas facilities;

●	governmental incentives for renewable energy generation;

●	the demand for renewable energy not being sustained;

●	political, economic and other uncertainties, including those related to the European Union’s (“EU”) clean energy transition;

●	changes in environmental laws and regulations;

●	disruptions in the supply chain, fluctuation in price of product inputs, and market conditions and global and economic factors beyond the Company’s control;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	the effect of legal, tax and regulatory changes; and

●	we may be subject to liabilities and losses that may not be covered by insurance.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our recent drilling and exploration activities involve the drilling and testing of three Longanesi development wells (during 2022 and 2023) as well as the re-completion of two original discovery wells. We had no drilling activity during the three months ended March 31, 2026 or 2025. We had no other exploratory or development drilling during three months ended March 31, 2026 or 2025. Our Longanesi, Trava and Gradizza wells were classified by DeGolyer and MacNaughton as proved undeveloped reserves as such wells had not yet started production as of December 31, 2025 and require future investments to install production facilities prior to being fully completed and producible. However, as noted in the “Recent Developments” section below, we achieved first production from the Longanesi field in 2025.

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

Recent Developments

Gradizza Concession – Regional Intesa Approval

During the third quarter of 2025, AleAnna reached an agreement with the Emilia Romagna Region (the “Intesa”) in support of its pending application for a production concession related to the Gradizza field. The second application was approved in January 2026. These approvals represent a significant milestone required prior to first production.

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

In connection with the Longanesi start-up in May 2025, AleAnna issued a $3.1 million bank guarantee to secure its contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which was classified as restricted cash as of March 31, 2026. The collateral may be used to satisfy the contingent consideration liability as payments become due.

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

Continued Development of Conventional Natural Gas Projects

As previously discussed, we and Padana achieved first production of the five wells in the Longanesi field in March 2025 through use of a temporary processing facility. The permanent processing facility is expected to be constructed over the remainder of 2026 and early 2027.

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

Revenue

During the three months ended March 31, 2026, we generated approximately $9.3 million of total revenue, comprised of $8.9 million of revenue from our Conventional segment and $0.4 million of revenue from our Renewable segment.

During the three months ended March 31, 2026, revenue from our Conventional segment was comprised of sales of our share of natural gas from the Longanesi field. During the three months ended March 31, 2026, revenue from our Renewable segment was comprised of electricity sales at two renewable natural gas assets acquired in July 2024 (the “Casalino” and “Campopiano” plants). The plant assets are fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets are currently biomethane to electricity conversion assets. It is our intention to begin upgrading the sites to refine biomethane into renewable natural gas through upgrading units. Following the upgrade process to transition the assets to biomethane to renewable natural gas conversion, we expect to sell renewable natural gas to customer(s) by trucking or piping the renewable natural gas to the interstate pipeline system (SNAM). Until the plant assets are upgraded, we will actively source bio feedstocks for the assets in order to produce biomethane which will be processed through reciprocating generators in order to generate electricity which is then sold onto the grid through a metered interconnection. Casalino and Campopiano derive revenues from the sale of such electricity to the local state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”). Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE. Revenues are based on actual output and “on-the-spot” predetermined prices for small renewable energy producers.

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

Cost of Revenues

Cost of revenues consists of gas tariffs and royalties, as well as rent expense related to the conventional gas business, and biofeedstock purchased by the RNG Subsidiaries. This feedstock fuels the anaerobic digesters (“ADs”), which produce natural gas that is then converted to electricity and sold onto the grid.

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

Income Tax Effects

AleAnna’s income tax consequences have been reflected in its consolidated financial statements in accordance with ASC 740, Income Taxes. Despite the start of Longanesi production, given AleAnna’s history of losses, and because future production remains uncertain, a full valuation allowance was applied against deferred tax assets as of March 31, 2026 and as of December 31, 2025.

We are also subject to a Valued-Added Tax (“VAT”), a broadly-based consumption tax assessed on the value added to goods and services. VAT generally applies to most goods and services bought and sold within the EU. In certain cases, including cross-border sales to business customers and sales of biogas within Italy, we are not required to collect VAT on revenues. To date, we have incurred higher VAT on purchases (input VAT) than we have collected on sales (output VAT), resulting in a net VAT refund receivable. As of March 31, 2026 and December 31, 2025, we had VAT receivables of $10.4 million and $9.6 million, respectively. Under Italian tax law, VAT receivables may be used to offset other tax liabilities, including payroll taxes, income taxes, and other taxes payable to the Italian government.

Operations

Our net income attributable to common stockholders was $2.1 million for the three months ended March 31, 2026, as compared to net loss attributable to common stockholder of $2.0 million for the same period in 2025. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $187.2 million and $189.2 million, respectively. The majority of these accumulated losses stem from costs associated with the Longanesi field drilling and development, including asset impairments from previous years, as well as seismic imaging, exploratory costs for other conventional natural gas prospects, and general and administrative expenses. The accumulated deficits also include historical deemed dividends to the redemption value of AleAnna Energy’s previous Class 1 Preferred Units (exchanged for Class A and Class C common stock in connection with the Business Combination) based on the redemption features of those units and the related accounting requirements. We expect to continue to incur substantial expenses related to our operations, exploration, and development activities, including pre-commercialization efforts as we continue our development of, and seek regulatory approval for, our discoveries and exploration prospects. We achieved quarterly net income for the first time during the second quarter of 2025. We expect to continue sustained profitability.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31,		Dollar	Percentage
	2026	2025	Change	Change

Revenues	$9,343,517	$644,600	$8,698,917	1350%

Operating expenses:
Cost of revenues	$1,550,995	$838,395	$712,600	85%
Lease operating expense	1,315,104	-	1,315,104	NM
General and administrative	2,215,573	3,324,845	(1,109,272)	-33%
Depreciation and depletion	1,178,452	73,106	1,105,346	1512%
Accretion and remeasurement of asset retirement obligation	(613,688)	33,505	(647,193)	-1932%
Total operating expenses	5,646,436	4,269,851	1,376,585	32%
Operating income (loss)	3,697,081	(3,625,251)	7,322,332	202%

Other income:
Interest and other income	139,837	237,605	(97,768)	-41%
Total other income	139,837	237,605	(97,768)	-41%

Income (loss) before income taxes	3,836,918	(3,387,646)	7,224,564	213%
Income tax (expense) benefit	(437,397)	48,276	(485,673)	1006%
Net income (loss)	3,399,521	(3,339,370)	6,738,891	202%
Net (income) loss attributable to noncontrolling interests	(1,325,652)	1,333,231	(2,658,883)	199%
Net income (loss) attributable to Class A Common stockholders or holders of Common Member Units	$2,073,869	$(2,006,139)	$4,080,008	203%

Other comprehensive (loss) income
Currency translation adjustment	(1,071,653)	1,139,303	(2,210,956)	-194%
Comprehensive income (loss)	2,327,868	(2,200,067)	4,527,935	206%
Comprehensive income attributable to noncontrolling interests	(907,095)	1,333,231	(2,240,326)	168%
Total comprehensive income (loss) attributable to Class A Common stockholders	$1,420,773	$(866,836)	$2,287,609	264%

Revenues and Cost of Revenues

During the three months ended March 31, 2026, our revenue was earned primarily through sales of our share of natural gas production from the Longanesi field and, to a lesser extent, from electricity generation and sales at the Casalino and Campopiano renewable natural gas plants. Cost of revenues from sales of electricity consists of feedstock costs, direct labor and overhead necessary to produce Renewable Natural Gas (“RNG”) and generate electricity. Cost of revenues from sales of natural gas consists of gas tariffs and royalties, as well as rent expense.

Total revenues increased by $8.7 million, or 1350%, for the three months ended March 31, 2026 to $9.3 million compared to $0.7 million for the three months ended March 31, 2025, primarily driven by sustained production at the five wells in the Longanesi field, which began production in 2025. Cost of revenues increased by $0.7 million, or 85% to $1.6 million for the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025, primarily driven by increased production costs from the Longanesi field.

Lease Operating Expenses

Lease operating expense was $1.3 million for the three months ended March 31, 2026 due to the lease of the temporary facility used in the Longanesi field. We did not incur any lease operating expense for the three months ended March 31, 2025.

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

General and administrative expenses decreased by $1.1 million or 33% for the three months ended March 31, 2026, compared to same period in 2025. The decrease was primarily due to decreases in legal, audit and consulting fees.

Depreciation and Depletion

Depreciation and depletion increased by $1.1 million, or 1512% to $1.2 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025. As of March 31, 2025, the Longanesi field had not commenced production.

Accretion and remeasurement of asset retirement obligation

The decrease in expense from the prior-year period is primarily due to favorable income statement impact of $0.6 million from a downward remeasurement of the ARO based on revised technical assessments of decommissioning cost and timing for certain wells. See Note 8 to the condensed consolidated financial statements for further details.

Interest and Other Income

Interest and other income primarily includes interest earned on cash and cash equivalents. Interest and other income decreased by $0.1 million or 41% to $0.1 during the three months ended March 31, 2026 compared to $0.2 the same period in 2025, primarily due to slightly higher interest earned on larger average cash balances during 2025 period compared to the 2026 period presented.

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

The currency translation adjustment decreased by $2.2 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by fluctuations of the exchange rates between the Euro and the U.S. Dollar as well as the level of our Euro-denominated activities. The spot rate weakened from December 31, 2025 to March 31, 2026, and the average exchange rates were higher during the 2026 period, resulting in negative currency translation adjustments relative to the 2025 period.

Non-GAAP Financial Measures

In addition to amounts presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we also present certain supplemental non-GAAP financial measures. We believe that the presentation of non-GAAP financial measures provides both management and investors with a greater understanding of our operating results and trends in addition to the results measured in accordance with GAAP and provides greater comparability across time periods. These measures should not be considered a substitute to GAAP basis measures, nor should they be viewed as a substitute for operating results determined in accordance with GAAP. The non-GAAP financial measures do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures used by other companies. In compliance with GAAP, our non-GAAP measures are reconciled to net income, the most directly comparable GAAP performance measure.

EBITDA and Adjusted EBITDA

EBITDA is a supplemental non-GAAP financial measure defined as net income (loss) adjusted for interest and other income, income taxes, depreciation, depletion, and amortization. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust non-GAAP EBITDA for stock-based compensation expense and the remeasurement of asset retirement obligation, and other one-off activity, when applicable. The purpose of presenting Adjusted EBITDA is to adjust for items that we do not believe represent the operations of the core business such as transactions expenses, share-based compensation, and other non-recurring costs.

The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
Net Income (loss)	$3,399,521	$(3,339,370)
Add (deduct):
Interest and other income	(139,837)	(237,605)
Tax expense	437,397	(48,276)
Depreciation, depletion and amortization	1,178,452	73,106
EBITDA	$4,875,533	$(3,552,145)
Add (deduct):
Remeasurement of asset retirement obligation	(646,924)	-
Stock compensation expense	51,031	-
Adjusted EBITDA	$4,279,640	$(3,552,145)

Segment Results

During the second quarter of 2025, in connection with the commencement of production at the Longanesi field, the Company’s evaluation of operating results between conventional and renewable operations became more relevant to the chief operating decision maker, resulting in further disaggregation of the Company’s single reportable segment. As a result, as of March 31, 2026, we determined that we have two operating segments, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision maker (“CODM”) — the Company’s Chief Executive Officer—reviews financial information to assess performance and allocate resources.

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

The three months ended March 31, 2026 reflect the revenue and expense categories noted above in the consolidated Results of Operations. For the three months ended March 31, 2025, the Company had minimal revenues, RNG assets, and operating expenses outside of corporate general and administrative expenses. The vast majority of natural gas development activities were capitalized prior to the second quarter of 2025.

Selected financial information by segment is presented in the tables below:

	Three months ended March 31, 2026
	Conventional	Renewable	Total
Revenues	$8,921,637	$421,880	$9,343,517
Less:
Cost of revenues	1,085,446	465,549	1,550,995
Lease operating expense	1,315,104	-	1,315,104
Segment general and administrative	899,340	437,036	1,336,376
Accretion and remeasurement of asset retirement obligation	(613,688)	-	(613,688)
Segment EBITDA (Non-GAAP)	$6,235,435	$(480,705)	$5,754,730
Less: Corporate general and administrative (excluding stock compensation expense)	-	-	828,166
Adjusted EBITDA (Non-GAAP)	$6,235,435	$(480,705)	$4,926,564
Reconciling items:
Depreciation and depletion	1,084,234	94,218	1,178,452
Segment operating income (loss)	$5,151,201	$(574,923)	$4,576,278
Reconciling items:
Less: Corporate general and administrative (excluding stock compensation expense)			$828,166
Stock compensation expense			51,031
Interest and other income			139,837
Income (loss) before income taxes			$3,836,918

Segment assets	$70,328,095	$13,837,672	$84,165,767
Corporate and other assets			17,193,734
Total assets			$101,359,501

	Three months ended March 31, 2025
	Conventional	Renewable	Total
Revenues	$-	$644,600	$644,600
Less:
Cost of revenues	-	838,395	838,395
Segment general and administrative	686,781	1,014,503	1,701,284
Accretion of asset retirement obligation	33,505	-	33,505
Segment EBITDA (Non-GAAP)	$(720,286)	$(1,208,298)	$(1,928,584)
Less: Corporate general and administrative (excluding stock compensation expense)	-	-	1,623,561
Segment Adjusted EBITDA (Non-GAAP)	$(720,286)	$(1,208,298)	$(1,928,584)
Reconciling items:
Depreciation and depletion	-	73,106	73,106
Segment operating loss	$(720,286)	$(1,281,404)	$(2,001,690)
Reconciling items:
Less: Corporate general and administrative (excluding stock compensation expense)			$1,623,561
Interest and other income			237,605
Loss before income taxes			$(3,387,646)

Segment assets	$46,270,570	$15,805,979	$62,076,549
Corporate and other assets			19,915,142
Total assets			$81,991,691

Liquidity, Capital Resources and Operations

We have begun generating revenue from our operations. We had an accumulated deficit of $187.2 million as of March 31, 2026. We had $31.1 million in unrestricted cash and cash equivalents as of March 31, 2026 and generated cash flows from operations of $2.9 million for the three months ended March 31, 2026. Management believes that existing cash on hand, together with expected cash flows from operations, will be sufficient to meet the Company’s operating expenses and support continued growth for at least the next 12 months.

The Company’s continuing operations, as intended, are dependent upon its ability to generate cash flows or obtain additional financing. In addition, we are exploring Resource Backed Loan (“RBL”) financing, renewable natural gas project loan products and other financing arrangements with several financial institutions; however, there is no guarantee that such financing will be available to us. As a normal part of our business, depending on market conditions, we may from time to time consider opportunities to issue equity or debt securities to raise additional capital. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods. The current high-interest rate environment adds additional risk and expense to the issuance of debt securities or loan arrangements to fund capital investment. There can be no guarantee that financing will be available on acceptable terms or at all.

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

Cash Flows

The following table includes our cash flow data for the three months ended March 31, 2026 and 2025:

	2026	2025
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$2,899,458	$(1,859,544)
Net cash used in investing activities	$(2,969,305)	$(1,219,315)
Net cash provided by (used in) financing activities	$(347,223)	$276,253

Cash flows from operating activities

Cash generated in operating activities increased by $4.8 million for the three months ended March 31, 2026, compared to the same period in 2025. This increase primarily reflects cash revenues from the Longanesi field, collections on electricity sales receivable from RNG plants, and the timing of payments of accounts payable during the three months ended March 31, 2026 compared to the same period in 2025.

Cash flows from investing activities

Cash used in investing activities increased by $1.7 million for the three months ended March 31, 2026, compared to the same period in 2025. In both periods, investing cash flows primarily reflected continued development of the Longanesi wells.

Cash flows from financing activities

Cash used in financing activities during the three months ended March 31, 2026 reflects tax payments made related to net share settlements of PSUs. Cash provided by financing activities during the three months ended March 31, 2025 reflects proceeds from cash exercises of our Public Warrants.

Contractual Obligations and Other Commitments

Contingent Consideration Liability

In connection with our purchase of our 33.5% working interest in the Longanesi field, consideration paid included €7 million cash and up to €24 million of deferred consideration payable upon production of the Longanesi field. The deferred consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of production (the “Earn-Out Period”). There will be no deferred consideration due if Longanesi is not developed and no deferred consideration due if average annual gas prices are less than €3.65/Mcf over the Earn-Out Period. Upon first production, we were also required to issue a bank guarantee of €3 million secured by cash collateral of €1 million related to the contingent consideration liability which was classified as restricted cash as of March 31, 2026. The cash collateral may be used to satisfy the contingent consideration liability as payments become due.

We recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (“contingent consideration liability”). As of March 31, 2026 and December 31, 2025, the total contingent consideration liability was recorded at $27.6 million and $28.2 million, respectively, with $11.3 million and $11.6 million being classified as a short-term and $16.3 million and $16.7 million being classified as a long-term liability for the same respective periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, and due to the material weaknesses identified and previously disclosed in our Form 10-K for the year ended December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, the Company began developing and initiating certain remediation activities related to the material weaknesses previously disclosed in its Form 10-K for the year ended December 31, 2025. However, management determined that these activities did not result in a change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as of March 31, 2026.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To our knowledge, we do not have any claims, lawsuits or proceedings currently pending against us, individually or in the aggregate. However, from time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an un-favorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. For more information concerning our risk factors, please refer to “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

The exhibits listed below are filed as a part of this report or incorporated herein by reference.

Exhibits	Description
10.1	Form of Restricted Stock Unit Agreement (Immediate Vesting) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2026).
10.2	Form of Restricted Stock Unit Agreement (Performance and Time Vesting) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2026).
10.3	Form of Restricted Stock Unit Agreement (Performance Vesting – 2026) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2026).
10.4*	Employment Agreement, dated November 24, 2025, by and between Manfredo Bucciol and the Company (English Summary).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2026	AleAnna, Inc.

	By:	/s/ Ivan Ronald
	Name:	Ivan Ronald
	Title:	Chief Financial Officer

	By:	/s/ Manfredo Bucciol
	Name:	Manfredo Bucciol
	Title:	Chief Accounting Officer