Form 10-Q
period 2026-06-30
AleAnna, Inc.
filed 2026-08-13
CIK 1845123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of August 7, 2026, 40,940,000 shares of Class A common stock, par value $0.0001 per share, and 25,994,400 shares of Class C common stock, par value $0.0001 per share, of the registrant were outstanding.

i

ALEANNA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

PART I: FINANCIAL INFORMATION:

	Footnote Reference	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents		$32,619,509	$31,826,830
Restricted cash		1,266,155	1,304,129
Accounts receivable		4,656,969	1,959,001
Prepaid expenses and other assets		3,148,864	1,528,622
Total Current Assets		41,691,497	36,618,582

Non-current assets:
Natural gas and other properties, successful efforts method, net of accumulated depreciation and depletion of $4,237,638 and $2,932,984, respectively	2	44,207,283	42,553,580
Renewable natural gas properties, net of accumulated depreciation of $677,324 and $508,583, respectively	2	10,448,043	10,744,121
Value-added tax refund receivable		8,519,009	9,589,576
Operating lease right-of-use assets		113,715	1,790,461
Deferred tax assets		2,318,090	-
Total Non-current Assets		65,606,140	64,677,738
Total Assets		$107,297,637	$101,296,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses		$8,531,080	$6,776,384
Income tax payable		1,451,851	417,568
Lease liability, short-term		152,213	200,419
Contingent consideration liability, short-term		11,823,719	11,576,846
Total Current Liabilities		21,958,863	18,971,217

Non-current Liabilities:
Asset retirement obligation	8	3,024,648	4,507,921
Deferred tax liability		870,618	897,812
Lease liability, long-term		-	1,588,243
Contingent consideration liability, long-term		15,549,179	16,651,065
Total Non-current Liabilities		19,444,445	23,645,041
Total Liabilities		41,403,308	42,616,258

Commitments and Contingencies	3

Stockholders’ Equity:
Class A Common Stock, par value $0.0001 per share, 150,000,000 shares authorized, 40,940,000 and 40,659,881 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively		4,094	4,066
Class C Common Stock, par value $0.0001 per share, 70,000,000 shares authorized, 25,994,400 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively		2,599	2,599
Additional paid-in capital		230,037,906	228,640,286
Accumulated other comprehensive loss		(4,783,528)	(3,941,388)
Accumulated deficit		(184,817,385)	(189,248,843)
Noncontrolling interest		25,450,643	23,223,342
Total Stockholders’ Equity		65,894,329	58,680,062
Total Liabilities and Stockholders’ Equity		$107,297,637	$101,296,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

	Footnote	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Reference	2026	2025	2026	2025
Revenues	7	$10,215,119	$4,030,410	$19,558,636	$4,675,010

Operating expenses (income):
Cost of revenues		1,467,135	301,521	3,018,130	1,139,916
Lease operating expense		1,828,081	1,094,407	3,143,185	1,094,407
General and administrative		4,062,501	1,790,053	6,278,074	5,114,898
Depreciation and depletion	2	881,978	229,430	2,060,430	302,536
Accretion and remeasurement of asset retirement obligation	8	62,151	31,696	(551,537)	65,201
Total operating expenses		8,301,846	3,447,107	13,948,282	7,716,958

Operating income (loss)		1,913,273	583,303	5,610,354	(3,041,948)

Other income:
Interest and other income		148,439	154,031	288,276	391,636
Total other income		148,439	154,031	288,276	391,636

Income (loss) from operations before income taxes		2,061,712	737,334	5,898,630	(2,650,312)
Income tax benefit (expense)	5	1,737,236	(92,671)	1,299,839	(44,395)
Net income (loss)		3,798,948	644,663	7,198,469	(2,694,707)
Net (income) loss attributable to noncontrolling interests		(1,441,359)	(295,720)	(2,767,011)	1,037,511
Net income (loss) attributable to Class A Common stockholders		$2,357,589	$348,943	$4,431,458	$(1,657,196)

Other comprehensive (loss) income
Currency translation adjustment		$(310,197)	$2,941,883	$(1,381,850)	$4,081,186
Comprehensive income		3,488,751	3,586,547	5,816,619	1,386,480
Comprehensive (income) attributable to noncontrolling interests		(1,320,206)	(1,444,733)	(2,227,301)	(556,481)
Total comprehensive income attributable to Class A Common stockholders		$2,168,545	$2,141,814	$3,589,318	$829,999

Weighted average shares of Class A Common Stock outstanding, basic and diluted		40,901,518	40,615,773	40,781,367	40,596,209
Net income (loss) per share of Class A Common Stock, basic and diluted	6	$0.06	$0.01	$0.11	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, March 31, 2026	40,659,881	$4,066	25,994,400	$2,599	$228,344,094	$(187,174,974)	$(4,594,484)	$24,130,437	$60,711,738
Shares issued under compensation plans	280,119	28	-	-	346,141	-	-	-	346,169
Foreign currency translation	-	-	-	-	-	-	(189,044)	(121,153)	(310,197)
Stock compensation expense	-	-	-	-	1,347,671	-	-	-	1,347,671
Tax withholding related to net share settlements of equity awards	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	2,357,589	-	1,441,359	3,798,948
Balance, June 30, 2026	40,940,000	$4,094	25,994,400	$2,599	$230,037,906	$(184,817,385)	$(4,783,528)	$25,450,643	$65,894,329

	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2025	40,659,881	$4,066	25,994,400	$2,599	$228,640,286	$(189,248,843)	$(3,941,388)	$23,223,342	$58,680,062
Shares issued under compensation plans	280,119	28	-	-	346,141	-	-	-	346,169
Foreign currency translation	-	-	-	-	-	-	(842,140)	(539,710)	(1,381,850)
Stock compensation expense	-	-	-	-	1,398,702	-	-	-	1,398,702
Tax withholding related to net share settlements of equity awards	-	-	-	-	(347,223)	-	-	-	(347,223)
Net income	-	-	-	-	-	4,431,458	-	2,767,011	7,198,469
Balance, June 30, 2026	40,940,000	$4,094	25,994,400	$2,599	$230,037,906	$(184,817,385)	$(4,783,528)	$25,450,643	$65,894,329

	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, March 31, 2025	40,584,455	$4,058	25,994,400	$2,599	226,998,675	(193,054,092)	(5,109,054)	19,002,841	$47,845,027
Exercises of warrants	75,426	8	-	-	867,391	-	-	-	867,399
Foreign currency translation	-	-	-	-	-	-	1,792,869	1,149,013	2,941,882
Net income	-	-	-	-	-	348,943	-	295,720	644,663
Balance, June 30, 2025	40,659,881	$4,066	25,994,400	$2,599	$227,866,066	$(192,705,149)	$(3,316,185)	$20,447,574	$52,298,971

	Class A		Class C		Additional		Accumulated other		Total
	Common Stock	Amount	Common Stock	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	Noncontrolling interest	Stockholders’ Equity
Balance, December 31, 2024	40,560,433	$4,056	25,994,400	$2,599	226,722,424	$(191,047,953)	$(5,803,378)	$19,891,093	$49,768,841
Exercises of warrants	99,448	10	-	-	1,143,642	-	-	-	1,143,652
Foreign currency translation	-	-	-	-	-	-	2,487,193	1,593,992	4,081,185
Net loss	-	-	-	-	-	(1,657,196)	-	(1,037,511)	(2,694,707)
Balance, June 30, 2025	40,659,881	$4,066	25,994,400	$2,599	$227,866,066	$(192,705,149)	$(3,316,185)	$20,447,574	$52,298,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEANNA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2026

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$7,198,469	$(2,694,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	2,060,430	302,536
Accretion and remeasurement of asset retirement obligation	(551,537)	65,201
Share based compensation	1,398,702	-
Changes in operating assets and liabilities:
Accounts receivable	(2,819,516)	(846,594)
Prepaid expenses and other assets	(1,704,144)	730,660
Value-added tax refund receivable	797,703	(574,576)
Accounts payable and accrued expenses	1,918,515	597,071
Current and deferred tax asset/liability	(1,247,538)	-
Change in operating lease liability	35,666	(139,176)
Net cash provided by (used in) operating activities	7,086,750	(2,559,585)

Cash flows from investing activities
Additions to renewable natural gas properties	(26,107)	(136)
Additions to conventional natural gas properties	(5,877,837)	(3,377,593)
Net cash used in investing activities	(5,903,944)	(3,377,728)

Cash flows from financing activities
Payments for taxes related to net share settlement of equity awards	(347,223)	-
Proceeds from sale of common stock	346,141	-
Proceeds from exercises of warrants	-	1,143,652
Net cash (used in) provided by financing activities	(1,082)	1,143,652

Effect of foreign currency translation on cash	(427,019)	445,682
Change in cash, cash equivalents and restricted cash during the period	754,705	(4,347,979)
Cash, cash equivalents and restricted cash, beginning of period	33,130,959	28,330,159
Cash, cash equivalents and restricted cash, end of period	$33,885,664	$23,982,180

Supplemental disclosures:
Decrease in right-of-use assets resulting from contract modification	1,627,033	-
Decrease in operating lease liabilities resulting from contract modification	1,585,743	-
Remeasurement of asset retirement obligation	946,358	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEANNA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2026

NOTE 1 – BUSINESS OVERVIEW AND BASIS OF PRESENTATION

AleAnna, Inc. (together with its subsidiaries, the “Company” or “AleAnna”), a Delaware corporation, was formed on December 13, 2024, in connection with the Business Combination (as defined below). AleAnna Inc. is comprised of wholly owned subsidiaries AleAnna Energy, LLC, AleAnna Resources, LLC, AleAnna Italia S.p.A. (“AleAnna Italia”) and AleAnna Renewable Energy S.r.L. (“AleAnna Renewable”). AleAnna Renewable is comprised of various subsidiaries that hold its renewable natural gas assets (the “RNG Subsidiaries”).

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

Cash and Restricted Cash — Restricted cash consists of amounts that are held in escrow accounts or otherwise segregated to satisfy specific contractual obligations. The Company’s restricted cash relates to amounts reserved in connection with its contingent consideration liability. The following is a reconciliation of the beginning-of-period and end-of-period total cash, cash equivalents, and restricted cash as shown in the consolidated statements of cash flows:

For the six months ended June 30, 2026
Beginning of period:
Cash and cash equivalents	$31,826,830
Restricted cash	1,304,129
$33,130,959
End of period:
Cash and cash equivalents	$32,619,509
Restricted cash	1,266,155
$33,885,664

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

NOTE 2 – NATURAL GAS PROPERTIES

Conventional Natural Gas Properties

	June 30, 2026	December 31, 2025
Natural gas properties	$72,006,797	$69,539,662
Less: Accumulated impairment	(23,561,876)	(24,053,098)
Less: Accumulated depreciation and depletion	(4,237,638)	(2,932,984)
Natural gas and other properties, net	$44,207,283	$42,553,580

Asset additions during the three and six months ended June 30, 2026 and 2025 primarily related to the construction of the Longanesi processing facility. There were no exploratory wells drilled and there were no capitalized exploratory well costs incurred during the three and six months ended June 30, 2026 or June 30, 2025.The company recorded no impairment of natural gas properties during the three and six months ended June 30, 2026 or June 30, 2025. The change in accumulated impairment relates to the effects of foreign currency translation adjustments. During the three and six months ended June 30, 2026 conventional natural gas properties were negatively impacted by the effects of foreign currency translation of approximately $0.4 million and $1.4 million.

Renewable Natural Gas Properties

	June 30, 2026	December 31, 2025
Renewable natural gas properties	$11,125,367	$11,252,704
Less: Accumulated depreciation and depletion	(677,324)	(508,583)
Renewable natural gas properties, net	$10,448,043	$10,744,121

During the three and six months ended June 30, 2026 renewable natural gas properties were negatively impacted by the effects of foreign currency translation of approximately $0.1 million and $0.3 million.

During the three and six months ended June 30, 2026, all renewable natural gas revenue was derived from a single source (sales of electricity) and a single customer (the local state-owned electrical utility).

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies on a regular basis and accrues a liability for such matters when the Company believes that a loss is probable, and the amount of the loss can be reasonably estimated. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or estimated as possible losses may not represent the ultimate loss to the Company from the legal proceedings in question and the Company’s exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or estimated. There were no material changes to the Company’s commitments and contingencies during the three and six months ended June 30, 2026.

NOTE 4 – STOCK-BASED COMPENSATION

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

RSU’s are granted to certain employees and non-employee directors. The company has different classes of RSU’s. Generally, RSU’s vest one-third each year over a three-year vesting schedule following the grant date, subject to the holder’s continuous service requirement. Annual RSU’s generally vest upon the earliest of the one year anniversary of the grant date or the next annual meeting of the stockholders, provided that such annual meeting occurs at least 52 weeks following the prior annual meeting of the stockholders, and subject to the holder’s continuous service on such date. RSU’s may be settled in cash or shares of common stock or a combination thereof at the sole discretion of the Company. Retention RSUs generally vest at grant date.

PSU’s are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics, as defined. The Company reassesses the probability of achievement each reporting period and recognizes cost only for awards it deems probable of vesting. Outstanding PSU’s may be settled in cash or shares of common stock or a combination thereof at the sole discretion of the Company. Holders of PSU’s have no right to vote the shares represented by the units until vested and settled.

The Company recognized stock-based compensation expense, which is included in General and administrative expense on the Company’s condensed consolidated statement of operations, of $1.3 million and $1.4 million for three and six months ended June 30, 2026. No stock-based compensation expense was recorded for the three and six months ended June 30, 2025.

During the three months ended June 30, 2026, the Compensation Committee granted various awards under the 2025 Long-Term Incentive Plan totaling approximately 765,000 awards.

Restricted Stock Units

Number of Shares of RSUs
Unvested as of December 31, 2025	221,550
Granted	251,031
Vested	(140,075)
Forfeited	-
Unvested as of June 30, 2026	332,506

Number of Shares of Annual RSUs
Unvested as of December 31, 2025	108,959
Granted	123,907
Vested	-
Forfeited	-
Unvested as of June 30, 2026	232,866

As of June 30, 2026, the fair value of the RSU’s and Annual RSU’s granted ranged between $2.90 and $5.12, the closing sale price of the Company’s Class A Common Stock on the grant date. As of June 30, 2026 the total unrecognized compensation cost related to RSUs and Annual RSUs was $1.6 million which is expected to be recognized over 2.71 years.

Performance Stock Units (“PSU’s”)

Number of Shares of PSUs
Unvested as of December 31, 2025	276,627
Granted	390,098
Vested (1)	(161,662)
Forfeited	(75,013)
Unvested as of June 30, 2026	430,050

As of June 30, 2026, the fair value of PSUs with a performance-based condition was within a range between $2.90 and $5.12 the closing sale price of the Company’s Class A Common Stock on the grant dates. During the six months ended June 30, 2026, the Compensation Committee certified the level of performance achieved under the PSU awards for the performance period ended December 31, 2025. As such, 161,662 shares of Class A Common Stock vested during the six months ended June 30, 2026. As of June 30, 2026 the total unrecognized compensation cost related to PSUs was $1.6 million which is expected to be recognized over 2.71 years.

NOTE 5 – INCOME TAXES

As of June 30, 2026 and December 31, 2025, AleAnna, Inc. held 60.94% of the economic interest in HoldCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, HoldCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. AleAnna, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of HoldCo. AleAnna Energy was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. As a direct result of the Business Combination, HoldCo became the sole member of AleAnna Energy. As such, HoldCo’s distributive share of any net taxable income or loss and any related tax credits of AleAnna Energy are then distributed to the Company. For the days and periods prior to the closing of the Business Combination, AleAnna Energy was a disregarded subsidiary of an entity treated as a partnership. As such, its net taxable loss and any related tax credits were allocated to its members.

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company recognized $1.7 million and $1.3 million in income tax benefit during the three and six months ended June 30, 2026 compared to an income tax expense of less than $0.1 million and $0.1 million during the same respective periods of 2025, primarily related to temporary differences of its Italian subsidiaries.

NOTE 6 – INCOME (LOSS) PER SHARE

For the three and six months ended June 30, 2026 and 2025, basic net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the respective periods. Diluted net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding, adjusted to give effect to potentially dilutive securities.

For the three and six months ended June 30, 2026 and 2025, the Company excluded potentially dilutive securities from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. As a result, the weighted average number of shares of Class A Common Stock outstanding used to calculate basic and diluted net income (loss) per share is the same.

The following table sets forth the computation of net income (loss) used to compute basic net income (loss) per share of Class A Common Stock is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,798,948	$644,663	$7,198,469	$(2,694,707)
Income (loss) attributable to noncontrolling interests	(1,441,359)	(295,720)	(2,767,011)	1,037,511
Net Income (loss) attributable to holders of Class A Common Stock	$2,357,589	$348,943	$4,431,458	$(1,657,196)

Weighted average shares of Class A Common Stock outstanding, basic and diluted	40,901,518	40,615,773	40,781,367	40,596,209
Net income (loss) per share of Class A Common Stock, basic and diluted	$0.06	$0.01	$0.11	$(0.04)

The below shares have been excluded from the computation of diluted per share amounts because their effect would have been anti-dilutive as of June 30, 2026:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Performance Stock Units	365,143	-	202,547	-
Restricted Stock Units	630,276	-	480,392	-
Public Warrants	11,150,543	11,150,543	11,150,543	11,150,543
Class C Common Shares	25,994,400	25,994,400	25,994,400	25,994,400
Total shares excluded	38,140,362	37,144,943	37,827,882	37,144,943

There were no outstanding Performance Stock Units or Restricted Stock Units during the three and six months ended June 30, 2025.

NOTE 7 – SEGMENT REPORTING

The Company has two operating segments, the Conventional segment and the Renewable segment, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision makers (“CODM”), the Company’s Chief Executive Officer, reviews financial information to assess performance and allocate resources.

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

Selected financial information by segment is presented in the tables below:

	Three Months Ended June 30, 2026
	Conventional	Renewable	Total
Revenues	$9,470,440	$744,679	10,215,119

Less:
Cost of revenues	$712,311	$754,824	1,467,135
Lease operating expense	1,828,081	-	1,828,081
Segment general and administrative	1,165,002	220,409	1,385,411
Depreciation and depletion	787,818	94,160	881,978
Accretion of asset retirement obligation	62,151	-	62,151
Segment operating income (loss)	$4,915,077	$(324,714)	4,590,363
Reconciling items:
Less: Corporate general and administrative			2,677,090
Interest and other income			148,439
Income before income taxes			2,061,712

Segment assets	$73,484,686	$14,055,048	87,539,734
Corporate and other assets			19,757,903
Total assets			107,297,637

	Six months ended June 30, 2026
	Conventional	Renewable	Total
Revenues	$18,392,077	$1,166,559	$19,558,636

Less:
Cost of revenues	1,797,757	1,220,373	3,018,130
Lease operating expense	3,143,185	-	3,143,185
Segment general and administrative	2,064,342	657,445	2,721,787
Depreciation and depletion	1,872,052	188,378	2,060,430
Accretion and remeasurement of asset retirement obligation	(551,537)	-	(551,537)
Segment operating income (loss)	$10,066,278	$(899,637)	$9,166,641
Reconciling items:
Less: Corporate general and administrative			3,556,287
Interest and other income			288,276
Income (loss) before income taxes			5,898,630

Segment assets	$73,484,686	$14,055,048	87,539,734
Corporate and other assets			19,757,903
Total assets			107,297,637

	Three Months Ended June 30, 2025
	Conventional	Renewable	Total
Revenues	$3,315,788	$714,622	4,030,410

Less:
Cost of revenues	-	301,521	301,521
Lease operating expense	1,094,407	-	1,094,407
Segment general and administrative	1,183,088	17,562	1,200,650
Depreciation and depletion	135,454	93,976	229,430
Accretion of asset retirement obligation	31,696	-	31,696
Segment operating income (loss)	$871,143	$301,563	1,172,706
Reconciling items:
Less: Corporate general and administrative			589,403
Interest and other income			154,031
Income (loss) before income taxes			737,334

Segment assets	$54,459,660	$15,117,518	69,577,178
Corporate and other assets			20,274,325
Total Assets			89,851,503

	Six months ended June 30, 2025
	Conventional	Renewable	Total
Revenues	$3,315,788	$1,359,222	4,675,010

Less:
Cost of revenues	-	1,139,916	1,139,916
Lease operating expense	1,094,407	-	1,094,407
Segment general and administrative	1,869,869	1,032,066	2,901,935
Depreciation and depletion	135,455	167,081	302,536
Accretion of asset retirement obligation	65,201	-	65,201
Segment operating income (loss)	$150,856	$(979,841)	(828,985)
Reconciling items:
Less: Corporate general and administrative			2,212,963
Interest and other income			391,636
Income (loss) before income taxes			(2,650,312)

Segment assets	$54,459,660	$15,117,518	69,577,178
Corporate and other assets			20,274,325
Total Assets			89,851,503

NOTE 8 – ASSET RETIREMENT OBLIGATION

During the six months ended June 30, 2026, the Company updated the assumptions underlying the measurement of its Asset Retirement Obligations (“AROs”) to reflect revised cost and timing estimates for the retirement activities at each site. The effect of the revisions was a net decrease in the aggregate ARO liability of approximately $1.6 million accounted for as follows:

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

June 30, 2026
Balance January 1	$4,507,921
Accretion	88,038
Change in timing and amount of restoration activities	(1,571,311)
Ending balance	$3,024,648

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 13, 2026, the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

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

Overview

We are a natural gas resource developer focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and renewable natural gas development in Italy. We have several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern gas discoveries. We retain a 33.5% working interest in the Longanesi field with our working interest partner, and operator, Padana. We acquired our working interest in the Longanesi field through a 2016 transaction with Enel Spa. We also retain wholly owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic imaging.

Our recent drilling and exploration activities involve the drilling and testing of three Longanesi development wells (during 2022 and 2023) as well as the re-completion of two original discovery wells. We had no drilling activity during the three and six months ended June 30, 2026 or 2025. We had no other exploratory or development drilling during the three and six months ended June 30, 2026 or 2025. Our Longanesi, Trava and Gradizza wells were classified by DeGolyer and MacNaughton as proved undeveloped reserves as such wells had not yet started production as of December 31, 2025 and require future investments to install production facilities prior to being fully completed and producible. However, as noted in the section titled “Recent Developments” below, we achieved first production from the Longanesi field in 2025.

In 2023, we launched a renewable natural gas development business focused on bringing to market carbon-negative renewable natural gas derived from animal and agricultural waste. We currently generate revenue from electricity sales from two renewable natural gas assets.

The Transactions

On December 13, 2024, we consummated the previously announced business combination pursuant to the Merger Agreement, dated June 4, 2024, by and among Swiftmerge, HoldCo, Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo, and AleAnna Energy. Pursuant to the terms of the Merger Agreement, on December 13, 2024, Swiftmerge migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands and changed its name to AleAnna, Inc. The transactions contemplated by the Merger Agreement are collectively referred to herein as the “Business Combination.”

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

Under a reverse recapitalization, Swiftmerge is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of AleAnna Energy issuing stock for the net assets of Swiftmerge, accompanied by a recapitalization.

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

We hold a 100% working interest in the Gradizza field and will serve as operator.

During the six months ended June 30, 2026, we commenced construction activities at the Gradizza field development project. We believe this represents a significant milestone in the advancement of our Italian conventional natural gas portfolio. Gradizza is expected to become our first wholly owned and operated production asset and reflects our strategy of increasing exposure to operated assets with long-term production potential. The commencement of construction follows the completion of key permitting and development activities, marking the transition of the project from the planning and authorization phase into execution. We believe the advancement of the Gradizza field further strengthens our portfolio of producing and development-stage assets and supports our objective of creating long-term value through the development of strategically positioned domestic natural gas resources.

Production at Longanesi

On March 13, 2025, we achieved a key milestone with the first production from our working interest in five wells in the Longanesi field. The Longanesi field reached sustained maximum production during the second quarter of 2025. We began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in the second quarter of 2025.

In connection with the Longanesi start-up in May 2025, we issued a $3.1 million bank guarantee to secure its contingent consideration obligation to Enel. The guarantee required $1.2 million in cash collateral, which was classified as restricted cash as of June 30, 2026. The collateral may be used to satisfy the contingent consideration liability as payments become due.

During the six months ended June 30, 2026 construction activities continued on the permanent production facility for the Longanesi concession, which is being developed together with our joint venture partner and operator, Società Padana Energia S.r.l. The transition from the existing temporary production facilities to permanent production infrastructure represents an important milestone in the maturation of the concession and is expected to support our long-term development. Upon completion, the permanent facility is expected to improve production operations and provide a stronger foundation for the continued development of one of the Company’s core assets.

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

We believe our achieving production of the Longanesi field was a key milestone that will fuel our potential growth. We also have potentially viable discoveries in our Gradizza and Trava fields that are expected to achieve first production in the future.

Key Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations or our future results of operations.

Revenue

During the three and six months ended June 30, 2026, we generated approximately $10.2 million and $19.6 million of total revenue, comprised of $9.5 million and $18.4 million of revenue from our Conventional segment and $0.7 million and $1.2 million of revenue from our Renewable segment.

During the three and six months ended June 30, 2026, revenue from our Conventional segment was comprised of sales of our share of natural gas from the Longanesi field. During the three and six months ended June 30, 2026, revenue from our Renewable segment was comprised of electricity sales at two renewable natural gas assets acquired in July 2024 (the “Casalino” and “Campopiano” plants). The plant assets are fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. The plant assets are currently biomethane to electricity conversion assets. It is our intention to begin upgrading the sites to refine biomethane into renewable natural gas through upgrading units. Following the upgrade process to transition the assets to biomethane to renewable natural gas conversion, we expect to sell renewable natural gas to customer(s) by trucking or piping the renewable natural gas to the interstate pipeline system (SNAM). Until the plant assets are upgraded, we will actively source bio feedstocks for the assets in order to produce biomethane which will be processed through reciprocating generators in order to generate electricity which is then sold onto the grid through a metered interconnection. Casalino and Campopiano derive revenues from the sale of such electricity to the local state-owned electrical utility (Gestore dei Servizi Energetici SpA or “GSE”). Energy generation revenue is recognized as the electricity generated by the Casalino and Campopiano assets is delivered to GSE. Revenues are based on actual output and “on-the-spot” predetermined prices for small renewable energy producers.

Expenses

General and Administrative (G&A) Expense

G&A expenses consist of compensation costs for personnel in executive, finance, accounting, and other administrative functions, including share-based compensation expenses. G&A expenses also include legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. As a newly public company, we expect that we will incur higher G&A expenses for public company costs such as compliance with the regulations of the Securities and Exchange Commission (the “SEC”) and the Nasdaq Capital Market.

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

We are also subject to a Valued-Added Tax (“VAT”), a broadly-based consumption tax assessed on the value added to goods and services. VAT generally applies to most goods and services bought and sold within the EU. In certain cases, including cross-border sales to business customers and sales of biogas within Italy, we are not required to collect VAT on revenues. To date, we have incurred higher VAT on purchases (input VAT) than we have collected on sales (output VAT), resulting in a net VAT refund receivable. As of June 30, 2026 and December 31, 2025, we had VAT receivables of $8.5 million and $9.6 million, respectively. Under Italian tax law, VAT receivables may be used to offset other tax liabilities, including payroll taxes, income taxes, and other taxes payable to the Italian government.

Operations

Our net income attributable to common stockholders was $2.4 million and $4.4 million for the three and six months ended June 30, 2026, as compared to net income attributable to common stockholders of $0.3 million and net loss of $1.7 million for the same periods in 2025. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $184.8 million and $189.2 million, respectively. The majority of these accumulated losses stem from costs associated with the Longanesi field drilling and development, including asset impairments from previous years, as well as seismic imaging, exploratory costs for other conventional natural gas prospects, and general and administrative expenses. The accumulated deficits also include historical deemed dividends to the redemption value of AleAnna Energy’s previous Class 1 Preferred Units exchanged for Class A and Class C common stock in connection with the Business Combination based on the redemption features of those units and the related accounting requirements. We expect to continue to incur substantial expenses related to our operations, exploration, and development activities, including pre-commercialization efforts as we continue our development of, and seek regulatory approval for, our discoveries and exploration prospects. We achieved quarterly net income for the first time during the second quarter of 2025 and have continued to generate net income for the six months ended June 30, 2026.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended June 30,		Dollar	Percentage
	2026	2025	Change	Change

Revenue	$10,215,119	$4,030,410	$6,184,709	153%

Operating expenses:
Cost of revenues	$1,467,135	$301,521	$1,165,614	387%
Lease operating expense	1,828,081	1,094,407	733,674	67%
General and administrative	4,062,501	1,790,053	2,272,448	127%
Depreciation and depletion	881,978	229,430	652,548	284%
Accretion of asset retirement obligation	62,151	31,696	30,455	96%
Total operating expenses	$8,301,846	$3,447,107	$4,854,739	141%

Operating income	1,913,273	583,303	1,329,970	228%

Other income:
Interest and other income	148,439	154,031	(5,592)	-4%
Total other income	148,439	154,031	(5,592)	-4%

Income before income taxes	2,061,712	737,334	1,324,378	180%
Income tax benefit (expense)	1,737,236	(92,671)	1,829,907	-1975%
Net income	3,798,948	644,663	3,154,285	489%
Net (income) attributable to noncontrolling interests	(1,441,359)	(295,720)	(1,145,639)	387%
Net income attributable to Class A Common stockholders	$2,357,589	$348,943	$2,008,646	576%

Other comprehensive income (loss)
Currency translation adjustment	(310,197)	2,941,883	(3,252,080)	-111%
Comprehensive income	3,488,751	3,586,547	(97,796)	-3%
Comprehensive (income) attributable to noncontrolling interests	(1,320,206)	(1,444,733)	124,527	-9%
Total comprehensive income attributable to Class A Common stockholders	$2,168,545	$2,141,814	$26,731	1%

	For the Six Months Ended June 30,		Dollar	Percentage
	2026	2025	Change	Change

Revenues	$19,558,636	$4,675,010	$14,883,626	318%

Operating expenses:
Cost of revenues	$3,018,130	$1,139,916	$1,878,214	165%
Lease operating expense	3,143,185	1,094,407	2,048,778	187%
General and administrative	6,278,074	5,114,898	1,163,176	23%
Depreciation and depletion	2,060,430	302,536	1,757,894	581%
Accretion and remeasurement of asset retirement obligation	(551,537)	65,201	(616,738)	-946%
Total operating expenses	13,948,282	7,716,958	6,231,324	81%
Operating income (loss)	5,610,354	(3,041,948)	8,652,302	284%

Other income:
Interest and other income	288,276	391,636	(103,360)	-26%
Total other income	288,276	391,636	(103,360)	-26%

Income (loss) before income taxes	5,898,630	(2,650,312)	8,548,942	323%
Income tax benefit (expense)	1,299,839	(44,395)	1,344,234	3028%
Net income (loss)	7,198,469	(2,694,707)	9,893,176	367%
Net (income) loss attributable to noncontrolling interests	(2,767,011)	1,037,511	(3,804,522)	-367%
Net income (loss) attributable to Class A Common stockholders	$4,431,458	$(1,657,196)	$6,088,654	367%

Other comprehensive (loss) income
Currency translation adjustment	(1,381,850)	4,081,186	(5,463,036)	-134%
Comprehensive income	5,816,619	1,386,480	4,430,139	320%
Comprehensive (income) attributable to noncontrolling interests	(2,227,301)	(556,481)	(1,670,820)	300%
Total comprehensive income attributable to Class A Common stockholders	$3,589,318	$829,999	$2,759,319	332%

Revenues and Cost of Revenues

During the three and six months ended June 30, 2026, our revenue was earned primarily through sales of our share of natural gas production from the Longanesi field and, to a lesser extent, from electricity generation and sales at the Casalino and Campopiano renewable natural gas plants. Cost of revenues from sales of electricity consists of feedstock costs, direct labor and overhead necessary to produce Renewable Natural Gas (“RNG”) and generate electricity. Cost of revenues from sales of natural gas consists of gas tariffs and royalties, as well as rent expense.

Total revenues increased by $6.2 million and $14.9 million, or 153% and 318%, for the three and six months ended June 30, 2026 to $10.2 million and $19.6 million compared to $4.0 million and $4.7 million for the three and six months ended June 30, 2025. The increase was primarily attributable to a full period of production in the current periods from the five wells at the Longanesi field, which achieved first production in March 2025.

Cost of revenues increased by $1.2 and $1.9 million, or 387% and 165% to $1.5 and $3.0 million for the three and six months ended June 30, 2026, compared to $0.3 million and $1.1 million for the three and six months ended June 30, 2025, driven by increased production costs from the Longanesi field.

Lease Operating Expenses

Lease operating expense was $1.8 million and $3.1 million for the three and six months ended June 30, 2026, compared to $1.1 million for both the three and six months ended June 30, 2025. Due to the Longanesi field achieving first production in March 2025, the 2025 periods reflect lease operating costs for only a partial period, whereas the 2026 periods reflect a full quarter and six months of costs associated with sustained production.

General and Administrative (G&A) Expenses

General and administrative expenses consist of salaries and benefits, outside professional services including legal, human resources, audit and accounting services, and development stage expenses, as well as costs associated with the implementation and maintenance of financial reporting and enterprise systems. We expect to continue to incur expenses to support operations as a public company, including expenses related to existing and future compliance with rules and regulations of the SEC and the Nasdaq, insurance expenses, investor relations, audit fees, professional services and general overhead and administrative costs.

General and administrative expenses increased $1.7 million or 127% and $1.2 million or 25% for the three and six months ended June 30, 2026, compared to same periods in 2025. The increase was primarily due to stock compensation expense, higher headcount and professional fees as we continue to build out the finance, accounting, and other functions needed to operate as a public company and technology costs.

Depreciation and Depletion

Depreciation and depletion increased by $0.7 million and $1.8 million, or 284% and 581% to $0.9 million and $2.1 million for the three and six months ended June 30, 2026, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2025. The increase was driven by depletion associated with higher production volumes at the Longanesi field, consistent with the increase in revenue.

Accretion and remeasurement of asset retirement obligation

The decrease in expense from the prior-year period is primarily due to favorable income statement impact of $0.6 million from a downward remeasurement of the ARO based on revised technical assessments of decommissioning cost and timing for certain wells. See Note 8 to the condensed consolidated financial statements for further details.

Interest and Other Income

Interest and other income primarily includes interest earned on cash and cash equivalents. Interest and other income decreased by a negligible amount and $0.1 million or 4% and 26% to $0.1 million and $0.3 million during the three and six months ended June 30, 2026 compared to $0.2 million and $0.4 million the same periods in 2025.

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

The currency translation adjustment decreased by $3.3 million and $5.5 million for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease was primarily driven by fluctuations of the exchange rates between the Euro and the U.S. Dollar as well as the level of our Euro-denominated activities. The spot rate weakened from December 31, 2025 to June 30, 2026, and the average exchange rates were higher during the 2026 periods, resulting in negative currency translation adjustments relative to the 2025 periods.

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

EBITDA and Adjusted EBITDA

EBITDA is a supplemental non-GAAP financial measure defined as net income (loss) adjusted for interest and other income, income taxes, depreciation and depletion. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust non-GAAP EBITDA for stock-based compensation expense and the remeasurement of asset retirement obligations, and other one-off activity, when applicable. The purpose of presenting Adjusted EBITDA is to adjust for items that we do not believe represent the operations of the core business such as transactions expenses, share-based compensation, and other non-recurring costs.

The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,
	2026	2025
Net Income	$3,798,948	$644,663
Add (deduct):
Interest	(148,439)	(154,031)
Tax (benefit) expense	(1,737,236)	92,671
Depreciation and depletion	881,978	229,430
EBITDA	$2,795,251	$812,733
Add:
Stock compensation expense	1,347,671	-
Adjusted EBITDA	$4,142,922	$812,733

	Six Months Ended June 30,
	2026	2025
Net Income (loss)	$7,198,469	$(2,694,707)
Add (deduct):
Interest and other income	(288,276)	(391,636)
Tax (benefit) expense	(1,299,839)	44,395
Depreciation and depletion	2,060,430	302,536
EBITDA	$7,670,784	$(2,739,412)
Add (deduct):
Remeasurement of asset retirement obligation	(639,575)	-
Stock compensation expense	1,398,702	-
Adjusted EBITDA	$8,429,911	$(2,739,412)

Segment Results

We have two operating segments, each of which also qualifies as a reportable segment, based on the manner in which our chief operating decision maker (“CODM”), our Chief Executive Officer, reviews financial information to assess performance and allocate resources. The Conventional segment consists of the natural gas exploration and production activities conducted by AleAnna Italia. The primary product of this segment is conventional natural gas produced from onshore exploration and development in Italy. The Renewable segment consists of the RNG and electricity production activities conducted by AleAnna Renewable and the RNG Subsidiaries. The segment’s primary output is electricity generated from RNG derived from animal and agricultural waste.

Selected financial information by segment is presented in the tables below:

	Three Months Ended June 30, 2026
	Unaudited
	Conventional	Renewable	Total
Revenues	$9,470,440	$744,679	$10,215,119
Segment Operating Expenses	4,555,363	1,069,393	5,624,756
Segment Operating Income	$4,915,077	$(324,714)	$4,590,363

Add: Depreciation and Depletion	787,818	94,160	881,978

Segment EBITDA (Non-GAAP)	$5,702,895	$(230,554)	$5,472,341

	Three Months Ended June 30, 2025
	Unaudited
	Conventional	Renewable	Total
Revenues	$3,315,788	$714,622	$4,030,410
Segment Operating Expenses	2,444,645	413,059	2,857,704
Segment Operating Income	$871,143	$301,563	$1,172,706

Add: Depreciation and Depletion	135,454	93,976	229,430

Segment EBITDA (Non-GAAP)	$1,006,597	$395,539	$1,402,136

	Six months ended June 30, 2026
	Unaudited
	Conventional	Renewable	Total
Revenues	$18,392,077	$1,166,559	$19,558,636
Segment Operating Expenses	8,325,799	2,066,196	$10,391,995
Segment Operating Income	$10,066,278	$(899,637)	$9,166,641

Add: Depreciation and Depletion	1,872,052	188,378	2,060,430

Segment EBITDA (Non-GAAP)	$11,938,330	$(711,259)	$11,227,071

	Six Months Ended June 30, 2025
	Unaudited
	Conventional	Renewable	Total
Revenues	$3,315,788	1,359,222	$4,675,010
Segment Operating Expenses	3,164,932	2,339,063	$5,503,995
Segment Operating Income	$150,856	(979,841)	$(828,985)

Add: Depreciation and Depletion	135,455	167,081	302,536

Segment EBITDA (Non-GAAP)	$286,311	$(812,760)	$(526,449)

Conventional segment revenue increased $6.2 million for the three months ended June 30, 2026 and $15.1 million for the six months ended June 30, 2026, as compared to the same periods in 2025, driven by production from the Longanesi field, which began commercial operation in the second quarter of 2025. The prior-year periods reflect minimal revenue, as substantially all natural gas development costs were capitalized rather than expensed before Longanesi began production.

Renewable segment revenue was relatively consistent for the three months ended June 30, 2026 but declined $193k, or 14%, for the six months ended June 30, 2026, as compared to the prior year. The Renewable segment operating loss narrowed slightly for the six months ended June 30, 2026 compared to the prior year, reflecting lower segment operating expenses that more than offset the decrease in revenue.

Liquidity, Capital Resources and Operations

We have begun generating revenue from our operations. We had an accumulated deficit of $184.8 million as of June 30, 2026. We had $32.6 million in unrestricted cash and cash equivalents as of June 30, 2026 and generated cash flows from operations of $7.1 million for the six months ended June 30, 2026. Management believes that existing cash on hand, together with expected cash flows from operations, will be sufficient to meet the Company’s operating expenses and support continued growth for at least the next 12 months.

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

We are constructing a permanent processing facility at our Longanesi site, which we expect to complete during the remainder of 2026 and into early 2027. We expect to fund these capital requirements, together with our other capital needs, through a combination of cash on hand, cash flows from operations and, if necessary, borrowings under financing arrangements.

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

Cash Flows

The following table includes our cash flow data for the six months ended June 30, 2026 and 2025:

	2026	2025
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$7,086,750	$(2,559,585)
Net cash used in investing activities	$(5,903,944)	$(3,377,728)
Net cash provided by (used in) financing activities	$(1,082)	$1,143,652

Cash flows from operating activities

Net cash provided by operating activities increased by $10.5 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by an $9.6 million improvement in net income, from a net loss of $2.7 million to net income of $7.2 million, due to a full six months of production from the Longanesi field compared to a partial period in 2025.

Cash flows from investing activities

Cash used in investing activities increased by $2.5 million for the six months ended June 30, 2026, compared to the same period in 2025. Investing activities in both periods consisted primarily of additions to our conventional natural gas properties related to continued development at the Longanesi field, and to a lesser extent, additions to our renewable natural gas properties. The increase in the current period primarily reflects continued construction of the permanent processing facility at Longanesi.

Cash flows from financing activities

Cash used in financing activities during the six months ended June 30, 2026 reflects tax payments made related to net share settlements of PSUs. Cash provided by financing activities during the six months ended June 30, 2025 reflects proceeds from cash exercises of our Public Warrants which did not occur in the current period.

Contractual Obligations and Other Commitments

Contingent Consideration Liability

In connection with our purchase of our 33.5% working interest in the Longanesi field, consideration paid included €7 million cash and up to €24 million of deferred consideration payable upon production of the Longanesi field. The deferred consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of production (the “Earn-Out Period”). There will be no deferred consideration due if Longanesi is not developed and no deferred consideration due if average annual gas prices are less than €3.65/Mcf over the Earn-Out Period. Upon first production, we were also required to issue a bank guarantee of €3 million secured by cash collateral of €1 million related to the contingent consideration liability which was classified as restricted cash as of June 30, 2026. The cash collateral may be used to satisfy the contingent consideration liability as payments become due.

We recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (“contingent consideration liability”). As of June 30, 2026 and December 31, 2025, the total contingent consideration liability was recorded at $27.4 million and $28.2 million, respectively, with $11.8 million and $11.6 million being classified as a short-term and $15.5 million and $16.7 million being classified as a long-term liability for the same respective periods.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies during the six months ended June 30, 2026.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, and due to the material weaknesses identified and previously disclosed in our Form 10-K for the year ended December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, the Company continued to execute its remediation plan related to the material weaknesses previously disclosed in its Form 10-K for the year ended December 31, 2025. As part of these efforts, the Company expanded its finance organization, enhanced its accounting and financial reporting capabilities, and continued to formalize key business processes and strengthen its internal control environment. However, management determined that these activities did not result in a change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as of June 30, 2026.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in “ Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. For more information concerning our risk factors, please refer to “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

August 13, 2026	AleAnna, Inc.

	By:	/s/ Ivan Ronald
	Name:	Ivan Ronald
	Title:	Chief Financial Officer

	By:	/s/ Manfredo Bucciol
	Name:	Manfredo Bucciol
	Title:	Chief Accounting Officer

