Form 10-Q
period 2026-09-30
AleAnna, Inc.
filed 2026-11-12
CIK 1845123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2026, 41,157,347 shares of Class A common stock, par value $0.0001 per share, and 25,994,400 shares of Class C common stock, par value $0.0001 per share, of the registrant were outstanding.

i

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ALEANNA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	Footnote Reference	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents		$25,474,351	$31,826,830
Restricted cash		1,260,782	1,304,129
Accounts receivable		8,025,589	1,959,001
Prepaid expenses and other assets		5,029,939	1,528,622
Total Current Assets		39,790,661	36,618,582

Non-current assets:
Natural gas and other properties, successful efforts method, net of accumulated depreciation and depletion of $5,913,206 and $2,932,984, respectively	2	51,562,184	42,553,580
Renewable natural gas properties, net of accumulated depreciation of $767,807 and $508,583, respectively	2	10,310,354	10,744,121
Value-added tax receivable		9,118,938	9,589,576
Operating lease right-of-use assets		100,094	1,790,461
Deferred tax assets		1,761,504	-
Total Non-current Assets		72,853,074	64,677,738
Total Assets		$112,643,735	$101,296,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses		$15,140,130	$6,776,384
Income tax payable	5	4,195,215	417,568
Lease liability, short-term		76,076	200,419
Contingent consideration liability, short-term	3	16,615,215	11,576,846
Total Current Liabilities		36,026,636	18,971,217

Non-current Liabilities:
Asset retirement obligation	8	3,065,287	4,507,921
Deferred tax liability		866,923	897,812
Lease liability, long-term		-	1,588,243
Contingent consideration liability, long-term	3	-	16,651,065
Total Non-current Liabilities		3,932,210	23,645,041
Total Liabilities		39,958,846	42,616,258

Commitments and Contingencies	3

Stockholders’ Equity:
Class A Common Stock, par value $0.0001 per share, 150,000,000 shares authorized, 40,980,797 and 40,659,881 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively		4,098	4,066
Class C Common Stock, par value $0.0001 per share, 70,000,000 shares authorized, 25,994,400 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively		2,599	2,599
Additional paid-in capital	4	230,943,142	228,640,286
Accumulated other comprehensive loss		(4,984,766)	(3,941,388)
Accumulated deficit		(181,015,601)	(189,248,843)
Noncontrolling interest		27,735,417	23,223,342
Total Stockholders’ Equity		72,684,889	58,680,062
Total Liabilities and Stockholders’ Equity		$112,643,735	$101,296,320

ALEANNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

	Footnote Reference	For the Three Months Ended September 30,		For the Nine Months Ended, September 30,
		2026	2025	2026	2025

Revenues	7	$20,512,904	$11,224,868	$40,071,540	$15,899,878

Operating expenses (income):
Cost of revenues		2,936,293	2,155,189	5,954,423	3,295,105
Lease operating expense		2,281,793	654,092	5,424,978	1,748,500
General and administrative		4,017,088	2,071,051	10,295,162	7,185,948
Depreciation and depletion	2	1,810,542	582,604	3,870,972	885,140
Accretion and remeasurement of asset retirement obligation	8	54,204	33,318	(497,333)	98,519
Total operating expenses		11,099,920	5,496,254	25,048,202	13,213,212

Operating income		9,412,984	5,728,614	15,023,338	2,686,666

Other income:
Interest and other income		139,079	146,655	427,355	538,291
Total other income		139,079	146,655	427,355	538,291

Income before income taxes		9,552,063	5,875,269	15,450,693	3,224,957
Income tax expense	5	(3,333,538)	(556,592)	(2,033,699)	(600,987)
Net income		6,218,525	5,318,677	13,416,994	2,623,970
Net income attributable to noncontrolling interests		(2,416,741)	(2,004,779)	(5,183,752)	(967,268)
Net income attributable to Class A Common stockholders		$3,801,784	$3,313,898	$8,233,242	$1,656,702

Other comprehensive (loss) income
Currency translation adjustment		$(333,205)	$716,316	$(1,715,055)	$4,797,503
Comprehensive income		5,885,320	6,034,993	11,701,939	7,421,473
Comprehensive income attributable to noncontrolling interests		(2,284,774)	(2,729,530)	(4,512,075)	(3,286,011)
Total comprehensive income attributable to Class A Common stockholders		$3,600,546	$3,305,463	$7,189,864	$4,135,462

Weighted average shares of Class A Common Stock outstanding, basic and diluted	6	40,960,842	40,615,773	40,840,312	40,631,315
Net income per share of Class A Common Stock, basic and diluted	6	$0.09	$0.08	$0.20	$0.04
The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Stockholders’ Equity
	Class A	Amount	Class C	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total Stockholders’ Equity
	Common Stock		Common Stock
Balance, June 30, 2026	40,940,000	$4,094	25,994,400	$2,599	$230,037,906	$(184,817,385)	$(4,783,528)	$25,450,643	$65,894,329
Shares issued under compensation plans	40,797	4	-	-	(4)	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	(201,238)	(131,967)	(333,205)
Stock compensation expense	-	-	-	-	952,241	-	-	-	952,241
Tax withholding related to net share settlements of equity awards	-	-	-	-	(47,001)	-	-	-	(47,001)
Net income	-	-	-	-	-	3,801,784	-	2,416,741	6,218,525
Balance, September 30, 2026	40,980,797	$4,098	25,994,400	$2,599	$230,943,142	$(181,015,601)	$(4,984,766)	$27,735,417	$72,684,889

	Stockholders’ Equity
	Class A	Amount	Class C	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total Stockholders’ Equity
	Common Stock		Common Stock
Balance, December 31, 2025	40,659,881	$4,066	25,994,400	$2,599	$228,640,286	$(189,248,843)	$(3,941,388)	$23,223,342	$58,680,062
Shares issued under compensation plans	320,916	32	-	-	346,137	-	-	-	346,169
Foreign currency translation	-	-	-	-	-	-	(1,043,378)	(671,677)	(1,715,055)
Stock compensation expense	-	-	-	-	2,350,943	-	-	-	2,350,943
Tax withholding related to net share settlements of equity awards	-	-	-	-	(394,224)	-	-	-	(394,224)
Net income	-	-	-	-	-	8,233,242	-	5,183,752	13,416,994
Balance, September 30, 2026	40,980,797	$4,098	25,994,400	$2,599	$230,943,142	$(181,015,601)	$(4,984,766)	$27,735,417	$72,684,889

	Stockholders’ Equity
	Class A	Amount	Class C	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total Stockholders’ Equity
	Common Stock		Common Stock
Balance, June 30, 2025	40,659,881	$4,066	25,994,400	$2,599	227,866,066	$(192,705,149)	$(3,316,185)	$20,447,574	$52,298,971
Foreign currency translation	-	-	-	-	-	-	(8,433)	724,751	716,318
Net income	-	-	-	-	-	3,313,898	-	2,004,779	5,318,677
Balance, September 30, 2025	40,659,881	$4,066	25,994,400	$2,599	$227,866,066	$(189,391,251)	$(3,324,618)	$23,177,104	$58,333,966

	Stockholders’ Equity
	Class A	Amount	Class C	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total Stockholders’ Equity
	Common Stock		Common Stock
Balance, December 31, 2024	40,560,433	$4,056	25,994,400	$2,599	226,722,424	$(191,047,953)	$(5,803,378)	$19,891,093	$49,768,841
Exercises of warrants	99,448	10	-	-	1,143,642	-	-	-	1,143,652
Foreign currency translation	-	-	-	-	-	-	2,478,760	2,318,743	4,797,503
Net income	-	-	-	-	-	1,656,702	-	967,268	2,623,970
Balance, September 30, 2025	40,659,881	$4,066	25,994,400	$2,599	$227,866,066	$(189,391,251)	$(3,324,618)	$23,177,104	$58,333,966

The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Footnote Reference	For the Nine Months Ended September 30,
		2026	2025
Cash flows from operating activities
Net income		$13,416,994	$2,623,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	2	3,870,972	885,140
Accretion and remeasurement of asset retirement obligation	8	(497,333)	98,519
Share-based compensation		2,350,943	-
Changes in operating assets and liabilities:
Accounts receivable		(6,252,884)	(825,050)
Prepaid expenses and other assets		(2,254,651)	(24,173)
Value-added tax receivable		156,671	(786,328)
Accounts payable and accrued expenses		2,638,852	4,578,415
Current and deferred tax asset/liability	5	2,089,518	-
Change in operating lease liability		(27,432)	(139,176)
Net cash provided by operating activities		15,491,650	6,411,317

Cash flows from investing activities
Additions to renewable natural gas properties	2	(26,107)	(346,280)
Additions to conventional natural gas properties	2	(10,613,068)	(3,910,409)
Net cash used in investing activities		(10,639,175)	(4,256,689)

Cash flows from financing activities
Proceeds from exercises of warrants		-	1,143,652
Proceeds from sale of common stock		431,744	-
Settlement of equity awards		(85,603)	-
Payments for taxes related to net share settlement of equity awards		(394,224)	-
Payment of contingent consideration related to business acquisition		(10,760,420)	-
Net cash (used in) provided by financing activities		(10,808,503)	1,143,652

Effect of foreign currency translation on cash		(439,798)	742,947
Change in cash, cash equivalents and restricted cash during the period		(6,395,826)	4,041,227
Cash, cash equivalents and restricted cash, beginning of period		33,130,959	28,330,159
Cash, cash equivalents and restricted cash, end of period		$26,735,133	$32,371,386

Supplemental disclosures:
Decrease in right-of-use assets resulting from contract modification		1,627,033	-
Decrease in operating lease liabilities resulting from contract modification		1,585,743	-
Remeasurement of ARO		946,358	-
The accompanying notes are an integral part of these financial statements.

ALEANNA, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2026
NOTE 1 – Business Overview and Basis of Presentation
AleAnna, Inc. (together with its subsidiaries, the “Company” or “AleAnna”), a Delaware corporation, was formed on December 13, 2024, in connection with the Business Combination (as defined below). AleAnna Inc. consolidates AleAnna Energy, LLC, AleAnna Resources, LLC, AleAnna Italia S.p.A. (“AleAnna Italia”) and AleAnna Renewable Energy S.r.l. (“AleAnna Renewable”). AleAnna Renewable is comprised of various subsidiaries that hold its renewable natural gas assets (the “RNG Subsidiaries”).
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
AleAnna is a holding company and its organizational structure is commonly referred to as an umbrella partnership C corporation (or “Up-C”) structure. It is dependent upon distributions from HoldCo to pay taxes, and cover its corporate and other overhead expenses. AleAnna is the sole manager of and controls HoldCo, and consolidates HoldCo and its subsidiaries. Economic interests in HoldCo held by other members are reflected as noncontrolling interests in the consolidated financial statements.

Prior to the Business Combination, and up to the Closing Date, Swiftmerge was a special purpose acquisition company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Conventional Natural Gas
AleAnna is a natural gas resource developer focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and renewable natural gas development in Italy. The Company has several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern gas discoveries. AleAnna retains a 33.5% working interest in the Longanesi field with its working interest partner, and operator, Società Padana Energia S.r.l. (“Padana”). AleAnna acquired its working interest in the Longanesi field through a 2016 transaction with Enel S.p.a. The Company also retains wholly owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic reservoir imaging.
In March 2025, AleAnna achieved a key milestone with the first production from its working interests in five wells in the Longanesi field. The Company began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in 2025.
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

As of December 31, 2025
Cash and cash equivalents	$31,826,830
Restricted cash	1,304,129
$33,130,959

As of September 30, 2026
Cash and cash equivalents	$25,474,351
Restricted cash	1,260,782
$26,735,133
Accounting Changes Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 to improve the disclosures about a public business entity’s expenses. The update requires more detailed information on expense components, such as inventory purchases, employee compensation, depreciation, amortization, and depletion, within commonly reported categories like cost of sales, SG&A, and research and development. These amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements and disclosures.
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

NOTE 2 – NATURAL GAS PROPERTIES
Conventional Natural Gas Properties

	September 30, 2026	December 31, 2025
Natural gas properties	$80,639,447	$69,539,662
Less: Accumulated impairment	(23,164,057)	(24,053,098)
Less: Accumulated depreciation and depletion	(5,913,206)	(2,932,984)
Natural gas and other properties, net	$51,562,184	$42,553,580
Asset additions during the nine months ended September 30, 2026 and 2025 primarily related to the construction of the Longanesi processing facility. There were no exploratory wells drilled and there were no capitalized exploratory well costs incurred during the three and nine months ended September 30, 2026 or September 30, 2025. The Company recorded no impairment of natural gas properties during the three and nine months ended September 30, 2026 or September 30, 2025. The change in accumulated impairment relates to the effects of foreign currency translation adjustments. During the three and nine months ended September 30, 2026 conventional natural gas properties were negatively impacted by the effects of foreign currency translation of $0.3 million and $1.7 million.
Renewable Natural Gas Properties

	September 30, 2026	December 31, 2025
Renewable natural gas properties	$11,078,161	$11,252,704
Less: Accumulated depreciation and depletion	(767,807)	(508,583)
Renewable natural gas properties, net	$10,310,354	$10,744,121
During the three and nine months ended September 30, 2026 renewable natural gas properties were negatively impacted by the effects of foreign currency translation of less than $0.1 million and $0.3 million, respectively.
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
At September 30, 2026, the Longanesi contingent consideration liability was $16.6 million. During the nine months ended September 30, 2026, the Company paid $10.8 million in contingent consideration to Enel S.p.a. ("Enel") in accordance with the terms of that certain purchase agreement, dated July 13, 2016, by and between Enel and the Company (the “Longanesi Purchase Agreement”), pursuant to which the Company acquired its working interest in the Longanesi field. The contingent consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of the earn-out period.

There were no other material changes to the Company’s commitments and contingencies during the three and nine months ended September 30, 2026.

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
RSUs are granted to certain employees and non-employee directors. The Company has different classes of RSUs. Generally, RSUs vest one-third each year over a three-year vesting schedule following the grant date, subject to the holder’s continuous service requirement. Annual RSUs generally vest upon the earliest of the one-year anniversary of the grant date or the next annual meeting of the stockholders, provided that such annual meeting occurs at least 52 weeks following the prior annual meeting of the stockholders, and subject to the holder’s continuous service on such date. RSUs may be settled in cash or shares of common stock or a combination thereof at the sole discretion of the Company. Retention RSUs generally vest at grant date.
Performance Stock Units ("PSUs") are granted to certain employees at no cost to the recipient and are subject to vesting based on achieving certain performance metrics, as defined. The Company reassesses the probability of achievement each reporting period and recognizes cost only for awards it deems probable of vesting. Outstanding PSUs may be settled in cash or shares of common stock or a combination thereof at the sole discretion of the Company. Holders of PSUs have no right to vote the shares represented by the units until vested and settled.

The Company recognized stock-based compensation expense, which is included in General and administrative expense on the Company’s condensed consolidated statement of operations, of $1.0 million and $2.4 million for the three and nine months ended September 30, 2026. No stock-based compensation expense was recorded for the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the Compensation Committee granted various awards under the 2025 Long-Term Incentive Plan totaling approximately 765,000 awards.

Restricted Stock Units

Number of Shares of RSUs
Unvested as of December 31, 2025	221,550
Granted	251,031
Vested	(140,077)
Forfeited	-
Unvested as of September 30, 2026	332,504

Number of Shares of Annual RSUs
Unvested as of December 31, 2025	108,959
Granted	123,907
Vested	-
Forfeited	-
Unvested as of September 30, 2026	232,866

As of September 30, 2026 the fair value of the RSUs and Annual RSUs granted ranged between $3.19 and $5.12, the closing sale price of the Company’s Class A Common Stock on the grant date. As of September 30, 2026 the total unrecognized compensation cost related to RSUs and Annual RSUs was $1.1 million which is expected to be recognized over a weighted-average period of 1.22 years.

Performance Stock Units

Number of Shares of PSUs
Unvested as of December 31, 2025	276,627
Granted	390,098
Vested	(197,218)
Forfeited	(79,409)
Unvested as of September 30, 2026	390,098

As of September 30, 2026, the fair value of PSUs with a performance-based condition was within a range between $2.90 and $5.12, based on the closing sale price of the Company’s Class A Common Stock on the grant dates. During the nine months ended September 30, 2026, the Compensation Committee certified the level of performance achieved under the PSU awards for the performance periods ended December 31, 2025 and June 30, 2026. As such, 197,218 shares of Class A Common Stock vested during the nine months ended September 30, 2026.

As of September 30, 2026 the total unrecognized compensation cost related to PSUs was $1.0 million which is expected to be recognized over a weighted-average period of 1.18 years.

NOTE 5 – INCOME TAXES
As of September 30, 2026 and December 31, 2025, AleAnna, Inc. held 60.94% of the economic interest in HoldCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, HoldCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. AleAnna, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of HoldCo. AleAnna Energy was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. As a direct result of the Business Combination, HoldCo became the sole member of AleAnna Energy. As such, HoldCo’s distributive share of any net taxable income or loss and any related tax credits of AleAnna Energy are then distributed to the Company. For the days and periods prior to the closing of the Business Combination, AleAnna Energy was a disregarded subsidiary of an entity treated as a partnership. As such, its net taxable loss and any related tax credits were allocated to its members.

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company recognized $3.3 million and $2.0 million in income tax expense during the three and nine months ended September 30, 2026 compared to an income tax expense of $0.6 million and $0.6 million during the same respective periods of 2025, primarily related to temporary differences of its Italian subsidiaries. Income tax expense was $3.3 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, representing effective tax rates of 34.9% and 13.2%. The effective tax rates differed from the U.S. statutory tax rate of 21%, primarily due to the tax effects of income earned by the Italian subsidiaries, partially offset by the utilization of net operating loss carryforwards, and a valuation allowance against the deferred tax assets arising from the U.S. entities pretax losses.

NOTE 6 – INCOME PER SHARE
For the three and nine months ended September 30, 2026 and 2025, basic net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding during the respective periods. Diluted net income (loss) per share was computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding, adjusted to give effect to potentially dilutive securities.
For the three and nine months ended September 30, 2026 and 2025, the Company excluded potentially dilutive securities from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. As a result, the weighted average number of shares of Class A Common Stock outstanding used to calculate basic and diluted net income (loss) per share is the same.
The following table presents the numerator and denominator used to compute basic and diluted net income per share of Class A Common Stock:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$6,218,525	$5,318,677	$13,416,994	$2,623,970
Net income attributable to noncontrolling interests	(2,416,741)	(2,004,779)	(5,183,752)	(967,268)
Net income attributable to holders of Class A Common Stock	$3,801,784	$3,313,898	$8,233,242	$1,656,702

Weighted average shares of Class A Common Stock outstanding, basic	40,960,842	40,615,773	40,840,312	40,631,315
Net income per share of Class A Common Stock, basic and diluted	$0.09	$0.08	$0.20	$0.04
The following potentially dilutive securities were excluded from the diluted earnings per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Performance Stock Units	338,955	-	212,312	-
Restricted Stock Units	234,851	-	147,104	-
Public Warrants	11,150,543	11,150,543	11,150,543	11,150,543
Class C Common Shares	25,994,400	25,994,400	25,994,400	25,994,400
Total shares excluded	37,718,749	37,144,943	37,504,359	37,144,943
There were no outstanding PSUs or RSUs during the nine months ended September 30, 2025.

NOTE 7 – SEGMENT REPORTING
The Company has two operating segments, the Conventional segment and the Renewable segment, each of which also qualifies as a reportable segment, based on the manner in which the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, reviews financial information to assess performance and allocate resources.
•The Conventional segment consists of the natural gas exploration and production activities conducted by AleAnna Italia. The primary product of this segment is conventional natural gas produced from onshore exploration and development in Italy.
•The Renewable segment consists of the RNG and electricity production activities conducted by AleAnna Renewable and the RNG Subsidiaries. The segment’s primary output is electricity generated from RNG derived from animal and agricultural waste.
The CODM uses segment revenue and segment Adjusted EBITDA to assess operating performance and allocate resources, including decisions regarding the timing and amount of investment in the conventional and renewable businesses. Segment Adjusted EBITDA is the reported measure of segment profit or loss.
Segment Adjusted EBITDA excludes depreciation, depletion and amortization, interest and other income, income taxes, stock-based compensation expense and gains or losses from remeasurement of asset retirement obligations. Corporate general and administrative expenses are not allocated to the reportable segments and are included in the reconciliation to consolidated income before income taxes. Corporate activities do not constitute a reportable segment.

The following tables present segment revenues, significant segment expenses and segment Adjusted EBITDA.

All reported revenues are from external customers, and total segment revenues equal consolidated revenues for each period presented. The Company’s revenues are generated in Italy. Substantially all assets other than corporate assets, primarily cash held in the United States, are located in Italy.

	Three months ended September 30, 2026
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	19,855,347	657,557	20,512,904	-	20,512,904

Less:
Cost of revenues	2,026,988	909,305	2,936,293	-	2,936,293
Lease operating expense	2,281,793	-	2,281,793	-	2,281,793
General and administrative	1,054,067	361,012	1,415,079	2,602,009	4,017,088
Accretion and remeasurement of asset retirement obligation	54,204	-	54,204	-	54,204
EBITDA	14,438,295	(612,760)	13,825,535	(2,602,009)	11,223,526
Add/(Deduct):
Stock-based compensation expense	-	-	-	952,241	952,241
Adjusted EBITDA	14,438,295	(612,760)	13,825,535	(1,649,768)	12,175,767
Depreciation and depletion					(1,810,542)
Stock-based compensation expense					(952,241)
Interest and other income					139,079
Income before income taxes					9,552,063

	Nine months ended September 30, 2026
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	38,247,424	1,824,116	40,071,540	-	40,071,540

Less:
Cost of revenues	3,824,745	2,129,678	5,954,423	-	5,954,423
Lease operating expense	5,424,978	-	5,424,978	-	5,424,978
General and administrative	3,118,409	1,018,457	4,136,866	6,158,296	10,295,162
Accretion and remeasurement of asset retirement obligation	(497,333)	-	(497,333)	-	(497,333)
EBITDA	26,376,625	(1,324,019)	25,052,606	(6,158,296)	18,894,310
Add/(Deduct):
Stock-based compensation expense	-	-	-	2,350,943	2,350,943
Remeasurement of asset retirement obligation	(639,575)	-	(639,575)	-	(639,575)
Adjusted EBITDA	25,737,050	(1,324,019)	24,413,031	(3,807,353)	20,605,678
Depreciation and depletion					(3,870,972)
Stock-based compensation expense					(2,350,943)
Remeasurement of asset retirement obligation					639,575
Interest and other income					427,355
Income before income taxes					15,450,693

	Three months ended September 30, 2025
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	10,577,395	647,473	11,224,868	-	11,224,868

Less:
Cost of revenues	1,348,779	806,410	2,155,189	-	2,155,189
Lease operating expense	654,092	-	654,092	-	654,092
General and administrative	674,287	684,462	1,358,749	712,302	2,071,051
Accretion and remeasurement of asset retirement obligation	33,318	-	33,318	-	33,318
EBITDA and Adjusted EBITDA	7,866,919	(843,399)	7,023,520	(712,302)	6,311,218
Depreciation and depletion					(582,604)
Interest and other income					146,655
Income before income taxes					5,875,269

	Nine months ended September 30, 2025
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	13,893,184	2,006,695	15,899,878	-	15,899,878

Less:
Cost of revenues	1,348,779	1,946,326	3,295,105	-	3,295,105
Lease operating expense	1,748,500	-	1,748,500	-	1,748,500
General and administrative	2,544,156	1,048,022	3,592,178	3,593,769	7,185,948
Accretion and remeasurement of asset retirement obligation	98,519	-	98,519	-	98,519
EBITDA and Adjusted EBITDA	8,153,230	(987,653)	7,165,576	(3,593,769)	3,571,806
Depreciation and depletion					(885,140)
Interest and other income					538,291
Income before income taxes					3,224,957

NOTE 8 – ASSET RETIREMENT OBLIGATION
During the nine months ended September 30, 2026, the Company updated the assumptions underlying the measurement of its Asset Retirement Obligations (“AROs”) to reflect revised cost and timing estimates for the retirement activities at each site. The effect of the revisions was a net decrease in the aggregate ARO liability of approximately $1.6 million accounted for as follows:
•Downward revisions (site-by-site) were discounted using the credit-adjusted risk-free rate(s) that existed when the related ARO layer was originally recognized.
•Upward revision was discounted using the current credit-adjusted risk-free rate and treated as a new layer of the liability.
•Where a downward revision in the ARO exceeded the remaining unamortized Asset Retirement Cost (“ARC”) historically capitalized to the underlying asset, the ARC was reduced to zero, and the excess was recognized as a credit to the income statement. Where the revision was absorbed within the remaining ARC, the corresponding reduction was recorded as an adjustment to the capitalized ARC and will be reflected prospectively.
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

	September 30, 2026	September 30, 2025
Balance January 1	$4,507,921	$4,375,919
Accretion	142,242	98,519
Change in timing and amount of restoration activities	(1,560,605)	-
Currency translation differences	(24,271)	1,413
Ending balance	$3,065,287	$4,475,851
NOTE 9 – SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2026, the date that the financial statements were issued and has determined there are no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements, related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.
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
Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:
•the Company’s financial condition and results of operations;
•the development of our estimated proved undeveloped reserves;
•the Company’s reserves estimates;
•the timing of acquisition, financing, construction and development of new projects;
•the Company’s ability to raise financing in the future;
•changes in public acceptance and support of renewable energy development and projects;
•the Company’s ability to obtain necessary regulatory and governmental permits and approvals;
•the effects of competition;
•the Company’s ability to identify, acquire, develop and operate renewable natural gas facilities;
•governmental incentives for renewable energy generation;
•the demand for renewable energy not being sustained;
•political, economic and other uncertainties, including those related to the European Union’s (“EU”) clean energy transition;
•changes in environmental laws and regulations;
•disruptions in the supply chain, fluctuation in price of product inputs, and market conditions and global and economic factors beyond the Company’s control;
•the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
•the effect of legal, tax and regulatory changes; and
•we may be subject to liabilities and losses that may not be covered by insurance.

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
Overview
We are a natural gas developer focused on delivering critical natural gas supplies to Europe through both onshore conventional natural gas exploration and renewable natural gas development in Italy. We have several conventional natural gas discoveries including the Longanesi field, located in the Po Valley in Northern Italy, which is one of Italy’s largest modern gas discoveries. We retain a 33.5% working interest in the Longanesi field with our working interest partner, and operator, Società Padana Energia S.r.l. (“Padana”). We acquired our working interest in the Longanesi field through a 2016 transaction with Enel S.p.a (“Enel”). We also retain wholly owned concessions, permits, and pending applications on other exploration and development prospects across Italy which are supported by proprietary modern 3D seismic imaging.
Our Longanesi development activities included drilling and testing three development wells (during 2022 and 2023) and completing two original discovery wells. We had no exploration or development drilling activity during the three and nine months ended September 30, 2026 or 2025.
Our Trava and Gradizza wells were classified by DeGolyer and MacNaughton as proved undeveloped reserves as such wells had not yet started production as of December 31, 2025 and require future investments to install production facilities prior to being fully completed and producible.

In 2023, we launched a renewable natural gas development business focused on bringing to market carbon-negative renewable natural gas derived from animal and agricultural waste. We currently generate revenue from electricity sales from two renewable natural gas assets.
The Transactions
On December 13, 2024, we consummated the previously announced business combination pursuant to the Merger Agreement (the “Merger Agreement”), dated June 4, 2024, by and among Swiftmerge Acquisition Corp. (“Swiftmerge”), Swiftmerge HoldCo LLC (“HoldCo”), Swiftmerge Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of HoldCo, and AleAnna Energy, LLC (“AleAnna Energy”). Pursuant to the terms of the Merger Agreement, on December 13, 2024, Swiftmerge migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands and changed its name to AleAnna, Inc. The transactions contemplated by the Merger Agreement are collectively referred to herein as the “Business Combination.”

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

Recent Developments
Gradizza Concession
During the third quarter of 2025, we reached an agreement with the Emilia Romagna Region (the "Intesa") in support of our pending application for a production concession related to the Gradizza field, representing a critical regulatory step in the advancement of the project. The second application was subsequently approved in January 2026, completing the key permitting authorizations required prior to first production and enabling the transition of the Gradizza field from the planning and authorization phase into active development.
We hold a 100% working interest in the Gradizza field and will serve as operator.

During the nine months ended September 30, 2026, we commenced construction activities at the Gradizza field development project. We believe this represents a significant milestone in the advancement of our Italian conventional natural gas portfolio. Gradizza is expected to become our first wholly owned and operated production asset and reflects our strategy of increasing exposure to operated assets with long-term production potential. The commencement of construction follows the completion of key permitting and development activities, marking the transition of the project from the planning and authorization phase into execution. We believe the advancement of the Gradizza field further strengthens our portfolio of producing and development-stage assets and supports our objective of creating long-term value through the development of strategically positioned domestic natural gas resources.

Production at Longanesi
In March 2025, we achieved a key milestone with the first production from our working interest in five wells in the Longanesi field. The field reached sustained maximum production during the second quarter of 2025. We began recognizing revenue and related expenses, including depreciation and depletion, associated with Longanesi production in 2025.
In connection with the Longanesi start-up, we issued a $3.1 million bank guarantee to secure our contingent consideration obligation to Enel. The guarantee required approximately $1.3 million in cash collateral, which was classified as restricted cash as of September 30, 2026. The collateral may be used to satisfy the contingent consideration liability as payments become due.
During the nine months ended September 30, 2026 construction activities continued on the permanent production facility for the Longanesi concession, which is being developed together with our joint venture partner and operator, Padana. The transition from the existing temporary production facilities to permanent production infrastructure represents an important milestone in the maturation of the concession and is expected to support our long-term development. Upon completion, the permanent facility is expected to improve production operations and provide a stronger foundation for the continued development of one of the Company’s core assets.

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
Continued Development of Conventional Natural Gas Projects
We believe that the achievement of first production at the Longanesi field in March 2025 represents a key milestone for the Company, establishing a foundation for potential recurring revenue and long-term growth from our conventional natural gas portfolio. With the construction of the permanent processing facility at Longanesi expected to be completed over the remainder of 2026 and into early 2027, we anticipate further improvements in production operations and operational efficiency.
In addition, we have made significant progress at our wholly owned Gradizza field, where we commenced construction activities during the nine months ended September 30, 2026, advancing it toward becoming our first wholly owned and operated producing asset. Our Trava field represents an additional development-stage opportunity, with first production contingent upon future investment in production facilities.

Key Components of Results of Operations
We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations or our future results of operations.
Revenue
During the three and nine months ended September 30, 2026, we generated approximately $20.5 million and $40.1 million of total revenue, comprised of $19.9 million and $38.2 million of revenue from our Conventional segment and $0.7 million and $1.8 million of revenue from our Renewable segment.
During the three and nine months ended September 30, 2026, our revenues were primarily generated by sales of natural gas attributable to our 33.5% working interest in the Longanesi field, located in the Po Valley in northern Italy and operated by our joint venture partner, Padana. Longanesi achieved first production from five wells in March 2025. Production during the 2026 reporting periods continued through temporary processing facilities, while construction progressed on the permanent processing facility, which is expected to support long-term production and continued development of the field. Our Conventional segment revenues reflect our share of natural gas sales from Longanesi and are influenced by production volumes and realized natural gas prices.

During the three and nine months ended September 30, 2026, revenue from our Renewable segment was comprised of electricity sales at two renewable natural gas assets acquired in July 2024 (the “Casalino” and “Campopiano” plants). The plant assets are fully permitted for production of electricity through conversion of crop and animal waste bio feedstocks. The electricity produced is sold to Gestore dei Servizi Energetici S.p.A. (“GSE”).

Expenses
Cost of Revenues
Cost of revenues consists of gas tariffs and royalties, as well as rent expense related to the conventional gas business, and biofeedstock purchased by the RNG Subsidiaries and used to produce natural gas for electricity generation.
Lease Operating Expenses
Lease operating expenses reflect ongoing costs related to the Longanesi field which commenced production in 2025. Such costs are passed down to us by the Longanesi field operator, Padana, and include the cost of leasing the temporary processing facility, costs for repairs and maintenance, and other field-related costs.
General and Administrative (G&A) Expense

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

Currency Translation Adjustment
For the purpose of presenting consolidated financial statements, the assets and liabilities of our EUR operations are translated to USD at the exchange rate on the reporting date. The income and expenses are translated using average exchange rates. Foreign currency differences that arise on translation for consolidated purposes are recognized as a currency translation adjustment in other comprehensive income (loss) on the consolidated statements of operations and comprehensive income.
Income Tax Effects
Our income tax consequences have been reflected in our consolidated financial statements in accordance with ASC 740.
Indirect Taxes

We are also subject to a Value-Added Tax (“VAT”), a broadly-based consumption tax assessed on the value added to goods and services. VAT generally applies to most goods and services bought and sold within the EU. In certain cases, including cross-border sales to business customers and sales of biogas within Italy, we are not required to collect VAT on revenues. To date, we have incurred higher VAT on purchases (input VAT) than we have collected on sales (output VAT), resulting in a net VAT refund receivable. As of September 30, 2026 and December 31, 2025, we had VAT receivables of $9.1 million and $9.6 million, respectively. Under Italian tax law, VAT receivables may be used to offset other tax liabilities, including payroll taxes, income taxes, and other taxes payable to the Italian government, or may be claimed as a refund.
Operations
Our net income attributable to common stockholders was $3.8 million and $8.2 million for the three and nine months ended September 30, 2026, as compared to net income attributable to common stockholders of $3.3 million and $1.7 million for the same periods in 2025. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $181.0 million and $189.2 million, respectively. The majority of these accumulated losses stem from costs associated with the Longanesi field drilling and development, including asset impairments from previous years, as well as seismic imaging, exploratory costs for other conventional natural gas prospects, and general and administrative expenses. The accumulated deficits also include historical deemed dividends to the redemption value of AleAnna Energy’s previous Class 1 Preferred Units (exchanged for Class A and Class C common stock in connection with the Business Combination) based on the redemption features of those units and the related accounting requirements. We expect to continue to incur substantial expenses related to our operations, exploration, and development activities, including pre-commercialization efforts as we continue our development of, and seek regulatory approval for, our discoveries and exploration prospects. We achieved quarterly net income for the first time during the second quarter of 2025 and have continued to generate net income for the nine months ended September 30, 2026.

Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the Three Months Ended September 30		Dollar	Percentage
	2026	2025	Change	Change

Revenues	$20,512,904	$11,224,868	$9,288,036	83%

Operating expenses:
Cost of revenues	$2,936,293	$2,155,189	$781,104	36%
Lease operating expense	2,281,793	654,092	1,627,701	249%
General and administrative	4,017,088	2,071,051	1,946,037	94%
Depreciation and depletion	1,810,542	582,604	1,227,938	211%
Accretion and remeasurement of asset retirement obligation	54,204	33,318	20,886	63%
Total operating expenses	$11,099,920	$5,496,254	$5,603,666	102%

Operating income	9,412,984	5,728,614	3,684,370	64%

Other income:
Interest and other income	139,079	146,655	(7,576)	-5%
Total other income	139,079	146,655	(7,576)	-5%

Income before income taxes	9,552,063	5,875,269	3,676,794	63%
Income tax expense	(3,333,538)	(556,592)	(2,776,946)	499%
Net income	6,218,525	5,318,677	899,848	17%
Net income attributable to noncontrolling interests	(2,416,741)	(2,004,779)	(411,962)	21%
Net income attributable to Class A Common stockholders	$3,801,784	$3,313,898	$487,886	15%

Other comprehensive (loss) income
Currency translation adjustment	(333,205)	716,316	(1,049,521)	-147%
Comprehensive income	5,885,320	6,034,993	(149,673)	(2)%
Comprehensive income attributable to noncontrolling interests	(2,284,774)	(2,729,530)	444,756	(16)%
Total comprehensive income attributable to Class A Common stockholders	$3,600,546	$3,305,463	$295,083	9%

	For the Nine Months Ended September 30		Dollar	Percentage
	2026	2025	Change	Change

Revenues	$40,071,540	$15,899,878	$24,171,662	152%

Operating expenses:
Cost of revenues	$5,954,423	$3,295,105	$2,659,318	81%
Lease operating expense	5,424,978	1,748,500	3,676,478	210%
General and administrative	10,295,162	7,185,948	3,109,214	43%
Depreciation and depletion	3,870,972	885,140	2,985,832	337%
Accretion and remeasurement of asset retirement obligation	(497,333)	98,519	(595,852)	-605%
Total operating expenses	$25,048,202	$13,213,212	$11,834,990	90%

Operating income	15,023,338	2,686,666	12,336,672	459%

Other income:
Interest and other income	427,355	538,291	(110,936)	-21%
Total other income	427,355	538,291	(110,936)	-21%

Income before income taxes	15,450,693	3,224,957	12,225,736	379%
Income tax expense	(2,033,699)	(600,987)	(1,432,712)	238%
Net income	13,416,994	2,623,970	10,793,024	411%
Net income attributable to noncontrolling interests	(5,183,752)	(967,268)	(4,216,484)	436%
Net income attributable to Class A Common stockholders	$8,233,242	$1,656,702	$6,576,540	397%

Other comprehensive (loss) income
Currency translation adjustment	(1,715,055)	4,797,503	(6,512,558)	-136%
Comprehensive income	11,701,939	7,421,473	4,280,466	58%
Comprehensive income attributable to noncontrolling interests	(4,512,075)	(3,286,011)	(1,226,064)	37%
Total comprehensive income attributable to Class A Common stockholders	$7,189,864	$4,135,462	$3,054,402	74%
Revenues and Cost of Revenues
During the three and nine months ended September 30, 2026, our revenue was earned primarily through sales of our share of natural gas production from the Longanesi field and, to a lesser extent, from electricity generation and sales at the Casalino and Campopiano renewable natural gas plants. Cost of revenues from sales of natural gas consists of gas tariffs and royalties, as well as rent expense.
Total revenues increased by $9.3 million and $24.2 million, or 83% and 152%, for the three and nine months ended September 30, 2026 to $20.5 million and $40.1 million compared to $11.2 million and $15.9 million for the three and nine months ended September 30, 2025. The increase for the three-month period was primarily driven by higher realized natural gas prices, while Longanesi production volumes remained broadly in line with the prior-year quarter. The increase for the nine-month period primarily reflected a longer period of production from the five Longanesi wells, which achieved first production in March 2025, as well as higher realized natural gas prices.

Cost of revenues increased by $0.8 million and $2.7 million, or 36% and 81%, to $2.9 million and $6.0 million for the three and nine months ended September 30, 2026, compared to $2.2 million and $3.3 million for the three and nine months ended September 30, 2025. The increase for the three-month period was primarily driven by higher royalty accruals associated with Longanesi production, as the increase in natural gas revenues resulted in higher royalty obligations. The increase for the nine-month period primarily reflected a longer period of production from the five Longanesi wells, which achieved first production in March 2025, as well as higher royalty accruals associated with Longanesi production, as the increase in natural gas revenues resulted in higher royalty obligations.

Lease Operating Expenses
Lease operating expense increased by $1.6 million and $3.7 million, or 249% and 210%, to $2.3 million and $5.4 million for the three and nine months ended September 30, 2026, compared to $0.7 million and $1.7 million for the three and nine months ended September 30, 2025. Due to the Longanesi field achieving first production in March 2025, the 2025 periods reflect lease operating costs for only a partial period, whereas the 2026 periods reflect a full quarter and nine months of costs associated with sustained production.

General and Administrative (G&A) Expenses
General and administrative expenses increased by $1.9 million and $3.1 million, or 94% and 43%, to $4.0 million and $10.3 million for the three and nine months ended September 30, 2026, compared to $2.1 million and $7.2 million for the three and nine months ended September 30, 2025. The increase was primarily due to stock compensation expense, higher headcount and professional fees as we continue to build out the finance, accounting, and other functions needed to operate as a public company and technology costs.

Depreciation and Depletion

Depreciation and depletion increased by $1.2 million and $3.0 million, or 211% and 337%, to $1.8 million and $3.9 million for the three and nine months ended September 30, 2026, compared to $0.6 million and $0.9 million for three and nine months ended September 30, 2025. For both the three and nine months, the increase was driven by depletion associated with higher production volumes at the Longanesi field, consistent with the increase in revenue.

Accretion and remeasurement of asset retirement obligation
The decrease in expense from the prior-year period is primarily due to favorable income statement impact of $0.6 million from a downward remeasurement of the ARO based on revised technical assessments of decommissioning cost and timing for certain wells. See Note 8 to the condensed consolidated financial statements for further details.
Interest and Other Income
Interest and other income primarily includes interest earned on cash and cash equivalents. Interest and other income decreased by $0.01 million or 5% and $0.1 million or 21% to $0.14 million and $0.4 million during the three and nine months ended September 30, 2026 compared to $0.15 million and $0.5 million for the same periods in 2025.
Currency Translation Adjustment
The currency translation adjustment decreased by $1.0 million and $6.5 million for the three and nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily driven by fluctuations of the exchange rates between the Euro and the U.S. Dollar as well as the level of our Euro-denominated activities. The spot rate weakened from December 31, 2025 to September 30, 2026, and the average exchange rates were higher during the 2026 period, resulting in negative currency translation adjustments relative to the 2025 period.

Non-GAAP Financial Measures
In addition to amounts presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we also present certain supplemental non-GAAP financial measures. We believe that the presentation of non-GAAP financial measures provides both management and investors with a greater understanding of our operating results and trends in addition to the results measured in accordance with GAAP and provides greater comparability across time periods. These measures should not be considered a substitute for GAAP-based measures, nor should they be viewed as a substitute for operating results determined in accordance with GAAP. The non-GAAP financial measures do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures used by other companies. In compliance with GAAP, our non-GAAP measures are reconciled to net income, the most directly comparable GAAP performance measure.
EBITDA and Adjusted EBITDA
EBITDA is a supplemental non-GAAP financial measure defined as net income (loss) adjusted for interest and other income, income taxes, depreciation and depletion. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust non-GAAP EBITDA for stock-based compensation expense and the remeasurement of asset retirement obligations, and other one-off activity, when applicable. The purpose of presenting Adjusted EBITDA is to adjust for items that we do not believe represent the operations of the core business such as transaction expenses, share-based compensation, and other non-recurring costs.

The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,
	2026	2025
Net Income	$6,218,525	$5,318,677
Add (deduct):
Interest and other income	(139,079)	(146,655)
Tax expense	3,333,538	556,592
Depreciation, depletion and amortization	1,810,542	582,604
EBITDA	$11,223,526	$6,311,218
Add (deduct):
Remeasurement of asset retirement obligation	-	-
Stock compensation expense	952,241	-
Adjusted EBITDA	$12,175,767	$6,311,218

	Nine Months Ended September 30,
	2026	2025
Net Income	$13,416,994	$2,623,970
Add (deduct):
Interest and other income	(427,355)	(538,291)
Tax expense	2,033,699	600,987
Depreciation, depletion and amortization	3,870,972	885,140
EBITDA	$18,894,310	$3,571,806
Add (deduct):
Remeasurement of asset retirement obligation	(639,575)	-
Stock compensation expense	2,350,943	-
Adjusted EBITDA	$20,605,678	$3,571,806

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
Selected financial information by segment is presented in the tables below:

	Three months ended September 30, 2026
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	19,855,347	657,557	20,512,904	-	20,512,904

Less:
Cost of revenues	2,026,988	909,305	2,936,293	-	2,936,293
Lease operating expense	2,281,793	-	2,281,793	-	2,281,793
General and administrative	1,054,067	361,012	1,415,079	2,602,009	4,017,088
Accretion and remeasurement of asset retirement obligation	54,204	-	54,204	-	54,204
EBITDA	14,438,295	(612,760)	13,825,535	(2,602,009)	11,223,526
Add/(Deduct):
Stock-based compensation expense	-	-	-	952,241	952,241
Adjusted EBITDA	14,438,295	(612,760)	13,825,535	(1,649,768)	12,175,767

	Nine months ended September 30, 2026
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	38,247,424	1,824,116	40,071,540	-	40,071,540

Less:
Cost of revenues	3,824,745	2,129,678	5,954,423	-	5,954,423
Lease operating expense	5,424,978	-	5,424,978	-	5,424,978
General and administrative	3,118,409	1,018,457	4,136,866	6,158,296	10,295,162
Accretion and remeasurement of asset retirement obligation	(497,333)	-	(497,333)	-	(497,333)
EBITDA	26,376,625	(1,324,019)	25,052,606	(6,158,296)	18,894,310
Add/(Deduct):
Stock-based compensation expense	-	-	-	2,350,943	2,350,943
Remeasurement of asset retirement obligation	(639,575)	-	(639,575)	-	(639,575)
Adjusted EBITDA	25,737,050	(1,324,019)	24,413,031	(3,807,353)	20,605,678

	Three months ended September 30, 2025
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	10,577,395	647,473	11,224,868	-	11,224,868

Less:
Cost of revenues	1,348,779	806,410	2,155,189	-	2,155,189
Lease operating expense	654,092	-	654,092	-	654,092
General and administrative	674,287	684,462	1,358,749	712,302	2,071,051
Accretion and remeasurement of asset retirement obligation	33,318	-	33,318	-	33,318
EBITDA and Adjusted EBITDA	7,866,919	(843,399)	7,023,520	(712,302)	6,311,218

	Nine months ended September 30, 2025
	Conventional	Renewable	Segment Total	Corporate costs	Total
Revenues	13,893,184	2,006,695	15,899,878	-	15,899,878

Less:
Cost of revenues	1,348,779	1,946,326	3,295,105	-	3,295,105
Lease operating expense	1,748,500	-	1,748,500	-	1,748,500
General and administrative	2,544,156	1,048,022	3,592,178	3,593,769	7,185,948
Accretion and remeasurement of asset retirement obligation	98,519	-	98,519	-	98,519
EBITDA and Adjusted EBITDA	8,153,230	(987,653)	7,165,576	(3,593,769)	3,571,806
Conventional segment revenues increased by $9.3 million and $24.4 million, or 87.7% and 175.3%, for the three and nine months ended September 30, 2026, to $19.9 million and $38.2 million, respectively, compared with $10.6 million and $13.9 million for the corresponding periods in 2025. The increase for the three-month period was primarily driven by higher realized natural gas prices, while Longanesi production volumes remained broadly in line with the prior-year quarter. The increase for the nine-month period primarily reflected a full nine months of production from the five Longanesi wells, compared with a partial period in 2025 following first production in March 2025, as well as higher realized natural gas prices.

Conventional segment expenses included in segment Adjusted EBITDA increased by approximately $2.7 million and $6.8 million, or 99.9% and 118.0%, for the three and nine months ended September 30, 2026, respectively, to $5.4 million and $12.5 million, compared with $2.7 million and $5.7 million for the corresponding periods in 2025. These amounts comprise cost of revenues, lease operating expense, general and administrative expense and ARO accretion, and exclude depreciation, depletion and ARO remeasurement.

Conventional segment Adjusted EBITDA increased by $6.6 million and $17.6 million, or 83.5% and 215.7%, for the three and nine months ended September 30, 2026, respectively, to $14.4 million and $25.7 million, compared with $7.9 million and $8.2 million for the corresponding periods in 2025.

Renewable segment revenues increased by $0.01 million, or 1.6%, for the three months ended September 30, 2026, to $0.66 million, compared with $0.65 million for the corresponding period in 2025. For the nine months ended September 30, 2026, Renewable segment revenues decreased by $0.2 million, or 9.1%, to $1.8 million, compared with $2.0 million for the corresponding period in 2025. The slight quarterly increase reflected marginally higher electricity generation volumes, while the nine-month decline was primarily attributable to reduced production output compared with the prior-year period.

Renewable segment expenses included in segment Adjusted EBITDA decreased by approximately $0.2 million, or 14.8%, for the three months ended September 30, 2026, to $1.3 million, compared with $1.5 million for the corresponding period in 2025. For the nine months ended September 30, 2026, expenses increased by $0.2 million, or 5.1%, to $3.1 million, compared with $3.0 million for the corresponding period in 2025. These amounts comprise cost of revenues (primarily biofeedstock purchases) and general and administrative expense, and exclude depreciation and depletion.

Renewable segment Adjusted EBITDA loss decreased by $0.2 million, or 27.3%, for the three months ended September 30, 2026, to $0.6 million, compared with $0.8 million for the corresponding period in 2025. For the nine months ended September 30, 2026, the loss increased by $0.3 million, or 34.1%, to $1.3 million, compared with $1.0 million for the corresponding period in 2025.

Liquidity, Capital Resources and Operations
We have begun generating revenue from our operations. We had an accumulated deficit of $181.0 million as of September 30, 2026. We had $25.5 million in unrestricted cash and cash equivalents as of September 30, 2026 and generated cash flows from operations of $15.5 million for the nine months ended September 30, 2026. We also held approximately $1.3 million of restricted cash reserved in connection with the bank guarantee supporting our contingent consideration obligation. Management believes that existing cash on hand, together with expected cash flows from operations, will be sufficient to meet the Company’s operating expenses and support continued growth for at least the next 12 months.

During the nine months ended September 30, 2026, we paid $10.8 million as the first tranche of deferred consideration, pursuant to that certain purchase agreement, dated July 13, 2016, by and between Enel and the Company (the “Longanesi Purchase Agreement”), whereby we acquired our interest in the Longanesi field. We expect to fund the remaining contingent consideration payments under the Longanesi Purchase Agreement, which are determined by sales volumes and spot natural gas prices, during the Earn-Out Period (as defined below), from cash on hand and cash flows from operations. For additional information, see “– Contractual Obligations and Other Commitments – Contingent Consideration Liability” below.

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
We are constructing a permanent processing facility at our Longanesi site, which we expect to complete during the remainder of 2026 and into early 2027. Capital expenditures were $10.6 million for the nine months ended September 30, 2026, consisting principally of additions to our conventional natural gas properties related to continued development at the Longanesi field. We expect to fund these capital requirements, together with our other capital needs, through a combination of cash on hand, cash flows from operations and, if necessary, borrowings under financing arrangements.

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

Cash Flows
The following table includes our cash flow data for the nine months ended September 30, 2026 and 2025:

	2026	2025
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$15,491,650	$6,411,317
Net cash used in investing activities	$(10,639,175)	$(4,256,689)
Net cash provided by (used in) financing activities	$(10,808,503)	$1,143,652
Cash flows from operating activities
Net cash provided by operating activities increased by $9.1 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $10.8 million improvement in net income reflecting the benefit of a full nine months of production from the Longanesi field in the current period, compared to only a partial period of contribution in 2025 following the field's commencement of production during the first quarter of that year.
Cash flows from investing activities
Cash used in investing activities increased by $6.4 million, to $10.6 million for the nine months ended September 30, 2026, compared to $4.3 million for the same period in 2025. Investing activities in both periods consisted primarily of additions to our conventional natural gas properties related to continued development at the Longanesi field, and to a lesser extent, additions to our renewable natural gas properties. The increase in the current period primarily reflects continued construction of the permanent processing facility at Longanesi.
Cash flows from financing activities
Cash used in financing activities of $10.8 million during the nine months ended September 30, 2026 reflects $0.4 million of tax payments made related to net share settlements of equity awards, partially offset by $0.4 million of proceeds from the issuance of common stock and the payment of contingent consideration under the Longanesi Purchase Agreement of $10.8 million. Cash provided by financing activities of $1.1 million during the nine months ended September 30, 2025 reflects proceeds from cash exercises of our Public Warrants which did not occur in the current period.

Contractual Obligations and Other Commitments
Contingent Consideration Liability
In connection with our purchase of our 33.5% working interest in the Longanesi field, consideration paid under the Longanesi Purchase Agreement included €7 million cash and up to €24 million of deferred consideration payable upon production of the Longanesi field. The deferred consideration is payable based on a formulaic calculation which is predominantly dependent on sales volumes and spot natural gas prices during the first 12 years of production (the “Earn-Out Period”). Upon first production, we were also required to issue a bank guarantee of €3 million secured by cash collateral of €1 million related to the contingent consideration liability which was classified as restricted cash as of September 30, 2026. The cash collateral may be used to satisfy the contingent consideration liability as payments become due.
We recognized a liability for the contingent consideration in accounting for the asset acquisition in accordance with ASC 450, Contingencies (“contingent consideration liability”). As of September 30, 2026 and December 31, 2025, the total contingent consideration liability was recorded at $16.6 million and $28.2 million, respectively, with $16.6 million and $11.6 million being classified as short-term and none million and $16.7 million being classified as long-term liabilities for the same respective periods.
During the nine months ended September 30, 2026, we made a payment of $10.8 million in settlement of the first tranche related to the deferred consideration pursuant to the Longanesi Purchase Agreement.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies and estimates during the nine months ended September 30, 2026.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, and due to the material weaknesses identified and previously disclosed in our Form 10-K for the year ended December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.
As a result, AleAnna identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, the Company began developing and initiating certain remediation activities related to the material weaknesses previously disclosed in its Form 10-K for the year ended December 31, 2025. As part of these efforts, the Company expanded its finance organization, enhanced its accounting and financial reporting capabilities, and continued to formalize key business processes and strengthen its internal control environment. However, management determined that these activities did not result in a change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as of September 30, 2026.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
To our knowledge, we do not have any claims, lawsuits or proceedings currently pending against us, individually or in the aggregate. However, from time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.
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
*Filed herewith.
**Furnished herewith.
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

November 12, 2026	AleAnna, Inc.

	By:	/s/ Ivan Ronald
	Name:	Ivan Ronald
	Title:	Chief Financial Officer

	By:	/s/ Manfredo Bucciol
	Name:	Manfredo Bucciol
	Title:	Chief Accounting Officer